Form 10-K
period 1993-12-31
RUBBERMAID INC
filed 1994-03-30
CIK 85627

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended DECEMBER 31, 1993
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) For the transition period from
_______________ to ________________

Commission file number 1-4188
                       ------
                            RUBBERMAID INCORPORATED
                            -----------------------
             (Exact name of registrant as specified in its charter)

               OHIO                                34-0628700
               ----                                ----------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

1147 AKRON ROAD, WOOSTER, OHIO                      44691-6000
- ---------------  -------------                      ----------
(Address of principal executive office)             (Zip Code)

Registrant's telephone number, including area code - 216-264-6464
                                                     ------------
Securities registered pursuant to Section 12(b) of the act:

       Title of each class         Name of each exchange on which registered
       -------------------         -----------------------------------------
COMMON, PAR VALUE $1.00 PER SHARE          NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes __X__   No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Common Shares, Par Value $1.00, Outstanding at January 31, 1994 -- 160,433,904. Aggregate market value of such shares held by non-affiliates of Registrant as of that date -- $4,835,966,719.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders on April 26, 1994 -- Part III

Consolidated financial statements and other data from Registrant's 1993 Annual Report to Shareholders -- Parts I and II

                                     PART I
                                     ------
ITEM 1.  BUSINESS
- -----------------
         GENERAL
         -------
                 Registrant was incorporated under the laws of the State of Ohio in 1920. Registrant and its subsidiaries operate in one industry segment which consists of the manufacture and distribution of plastic and rubber products consumed primarily by the end-user in the consumer, commercial, industrial, agricultural, office, marine, automotive accessories, contract, and children's markets. They include such items as housewares, home horticulture products, decorative coverings, leisure and recreational products, infants and children's toys and furniture, office, and industrial products, and products used in food service, health care, and sanitary maintenance. Registrant's products are distributed through its sales personnel and manufacturers' agents to a variety of retailers, including mass merchandisers and wholesalers, and distributors serving institutional markets.

                 Registrant's basic philosophy since its beginning has been to offer products of high quality and value to the user. The corporate objective, since the late-1970's, has been, and continues to be, to increase sales, earnings, and earnings per share 15% per year, compounded annually. This growth is expected to come from a combination of maximizing core businesses through product line and market extensions, new product introductions, global expansion of the business, and selective acquisitions.

                 Registrant's primary focus is to achieve its earnings and earnings per share growth objective of 15%, compounded annually. Since its inception, the sales growth objective has been based on certain fundamental assumptions: first, an increase of 3-5% in U. S. Gross Domestic Product; second, inflation of 2-4% in Registrant's pricing; and, finally, unit volume growth averaging around 11%. Since Gross Domestic Product increases have been below this assumption and Registrant's pricing has been essentially flat for the past several years, sales growth has been less than the 15% targeted increase. Registrant has been successful, however, in implementing cost reductions and productivity improvement programs to leverage the sales growth towards the earnings goals.

                 Among the businesses acquired by the Registrant are The Little Tikes Company (1984); Gott Corporation (1985); Seco Industries, Inc. (1986); MicroComputer Accessories, Inc. (1986); Viking Brush Limited (1987); EWU (AG)
(1990); Eldon Industries, Inc. (1990); CIPSA (1992); and Iron Mountain Forge Corporation (1992).

                 CIPSA, the leading plastic housewares manufacturer and marketer in Mexico now operates as Rubbermaid de Mexico and is a part of the Home Products Division.

                 Iron Mountain Forge Corporation, which now reports to The Little Tikes Company, is a leading manufacturer and marketer of commercial playground equipment. Registrant expects that the synergy with Little Tikes will increase Iron Mountain Forge's strengths in the parks, schools and recreational areas and accelerate the development of the attractive growing child care market.

                 The companies acquired by Registrant all shared many common characteristics with Registrant including a high-quality image, emphasis on new product development and customer service, similar materials and/or manufacturing processes, and similar distribution channels.

                 Additional expansion has come from new operations formed from existing businesses to focus on specific segments of their markets.

                 Rubbermaid Specialty Products Inc. was formed in 1988 to consolidate seasonal products with similar channels of distribution into one operation. The resin casual furniture product line was transferred from the Home Products Division to be integrated with home horticulture products, planters, and bird feeders. The GOTT line of insulated products and BLUE ICE refreezable ice substitute were also integrated into this business and rebranded with the Rubbermaid name. This creates the opportunity to utilize seasonal product synergies which, coupled with the Rubbermaid brand, increase critical marketing mass at the trade level. To further increase critical mass, Rubbermaid-Allibert was realigned in 1991 to report to this business.

                 In December 1992, the Rubbermaid-Allibert resin furniture joint venture was dissolved and changed to a strategic alliance with Sommer-Allibert Inc. for interchange of technology, product development and sourcing. Rubbermaid will focus exclusively on the mass market and Allibert on the specialty furniture and contract channels. Rubbermaid Specialty Products retained the Stanley, North Carolina manufacturing facility.

                 During 1988 Registrant established an Office Products Division which combined the activities of home office products from the Home Products Division, commercial office products from Rubbermaid Commercial Products Inc. and MicroComputer Accessories, Inc. The Division enhanced service for traditional customers while capitalizing on the emerging distribution trends in the industry with concentrated marketing and distribution and a complete and diversified line of products. Early in 1991, the Office Products Division and Eldon Industries, Inc., were combined to form Rubbermaid Office Products Inc. to capitalize on their many synergies and to improve support and service to customers.

                 To better serve certain foreign markets, Registrant and the Dutch chemical conglomerate DSM formed a joint venture in 1990 to manufacture and market plastic and rubber housewares for Europe, the Middle East, and North Africa. The venture, known as Curver Rubbermaid Group, includes Rubbermaid's former European facilities in Germany, France, Austria, The Netherlands, and Switzerland. DSM contributed its Curver Housewares Group which included its subsidiaries - Curver U.K., Curver Netherlands, Lawn Comfort-France and Belgium, Curver France, Rodex-Spain, Curver Italy, Curver Belgium, and Curver Germany. The joint venture subsequently entered into a Scandinavian joint venture as well as one for Hungary and Czechoslovakia. Headquartered in Goirle, The Netherlands, the organization markets products under both the Rubbermaid and Curver brand names. Rubbermaid accounts for its 40% share of the venture using the equity accounting method.

                 The percent of net sales contributed by each of the consumer and institutional classes of products for the three years ended December 31, 1993, was as follows:

                                                NET SALES
                                                ---------
                                                 Consumer               Institutional
                                                 --------               -------------
                           1993                      78%                      22%
                           1992                      77%                      23%
                           1991                      76%                      24%

         Raw Materials
         -------------

                 The principal raw materials used in the manufacture of Registrant's products are various plastic resins and synthetic rubber (all of which are derivatives of petroleum or natural gas liquids) and color concentrates. All of these items are available from numerous competitive sources. Even though a significant portion of the Registrant's raw materials are derivatives of natural gas, the increase in crude oil costs during 1990 resulting from the Persian Gulf crisis was reflected in Registrant's costs of raw materials. Since that time, crude oil costs have returned to more normal levels, and resin prices have decreased to more realistic supply/demand levels. Registrant expects to obtain adequate resins for its needs and has accelerated its continuing program of substituting available or reformulated resins where practical and consistent with quality considerations.

         Patents and Trademarks
         ----------------------

                 There are no patents or licenses considered material to the business. The Registrant is of the opinion that through sustained advertising and use, the trademark RUBBERMAID has become of value in the identification and acceptance of its products, especially in North America. In addition, Registrant has many well-known brands such as CON-TACT (pressure sensitive decorative coverings), ELDON (office products), LITTLE TIKES (toys), and SECO (floor maintenance products) that compete in domestic and international markets.

         Seasonality
         -----------

                 Historically, the year-end holiday season records the highest sales volume for the toy industry; however, the Little Tikes spring and summer products have served to more evenly balance monthly shipments. Rubbermaid Specialty Products concentrates its efforts on product categories of a seasonal nature, including insulated products, outdoor casual furniture, planters, and bird feeders. Insulated product and casual resin furniture sales are highest during the first six months of the year, and inventories are built during the other periods of the year in order to more easily accommodate demand. No material portion of the Registrant's other businesses is of a highly seasonal nature.

         Working Capital
         ---------------

                 Working capital requirements of the business increase generally as sales volumes increase. There are normally no unusual working capital needs existent at any one time in the ordinary course of business. Dating programs offering extended terms are carried on by the various operating companies as part of their normal marketing activities.

         Customers
         ---------

                 Sales are made to a broad range of customers, one of which accounted for 14%, 13%, and 11% of net sales in 1993, 1992, and 1991, respectively. Due in part to Registrant's perception that consumers are loyal to Registrant's brand names, Registrant does not believe that the loss of any one customer would have a materially adverse effect on its business.

         Backlog
         -------

                 The Registrant produces to and sells from inventory for the majority of its products. The amount of backlog existent at any one time is not a significant factor in the business.

         Competition
         -----------

                 All markets served by the Registrant and its subsidiaries are competitive as to price, service, and product performance. Most of the Registrant's products compete not only with those of other manufacturers using similar raw materials but also with products manufactured from other materials. Many of the competitor companies are either closely held or are divisions of larger entities. The Registrant is recognized as a strong competitive factor in the marketplace, but there is no reliable quantitative manner in which the aggregate competitive position of the Registrant can be determined.

         Research and Development
         ------------------------

                 The Registrant expended approximately $28,202,000, $25,951,000, and $23,239,000 during 1993, 1992, and 1991, respectively, on research activities related to product, process and materials development, and mold design. These costs are charged to operations as incurred.

         Environmental Matters
         ---------------------

                 Compliance with Federal, State, and local provisions, which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, is not expected to have an adverse effect upon the capital expenditures, earnings, or competitive position of the Registrant and its subsidiaries. Reference is made to page 35 of the 1993 Annual Report to Shareholders, which is contained in
Exhibit 13 hereof, concerning further information regarding Registrant's Environmental Program.

         Employees
         ---------

                 The average number of persons employed by Registrant and its subsidiaries during 1993 was 11,978.

         Foreign Operations
         ------------------

                 Reference is made to page 33 of the 1993 Annual Report to Shareholders, which is contained in Exhibit 13 hereof, for information concerning Registrant's operations in different geographical areas. Export sales are not material and are, therefore, not separately stated.

                 Registrant uses a variety of approaches to expand and develop international markets. To maximize return on existing investments, emphasis is placed on exporting from existing manufacturing facilities. Where market size and economics justify, manufacturing facilities are established - for example, Canada, Europe and Mexico. Licensing arrangements are used in those markets where the costs of importing are prohibitive and where Company-owned manufacturing is not economically justified. Today, Rubbermaid products are distributed worldwide.

                 To accelerate international growth, foreign businesses were repositioned in January 1990 to provide direct line reporting relationships with their counterpart domestic operation. The management of Rubbermaid businesses around the world, plus the coordination of sales and foreign markets, are the responsibility of the respective core operating companies.
The Corporate role is to develop and coordinate with the core businesses strategic plans, priorities, and global operations. To improve efficiencies in the new regions being developed, staff functions are centralized, while the line functions are decentralized to each core business.

                 No greater known significant risk is attendant to the foreign business than to the domestic business conducted by the Registrant and its subsidiaries.

ITEM 2.  PROPERTIES
- -------  ----------

                 Registrant and its subsidiaries have manufacturing and/or warehousing locations in 14 states and 10 foreign countries.

                 Major plant and warehouse locations of Registrant are as follows:

                 Home Products Division - Wooster and Akron, Ohio;
                 Cortland, New York; Cleburne and Greenville, Texas; Phoenix, Arizona; Statesville, North Carolina; Mississauga and Montreal (leased), Canada; and Mexico City, Mexico.

                 Rubbermaid Specialty Products Inc. - Stanley and
                 Huntersville (leased), North Carolina; and Goddard and Winfield, Kansas.

                 The Little Tikes Company - Hudson, Sebring, and Stow (leased), Ohio; Aurora and Farmington, Missouri; City of Industry, California (leased), Shippensburg, Pennsylvania; Dublin, Ireland; and Guelph, Canada (leased).

                 Rubbermaid Commercial Products Inc. - Winchester,
                 Virginia; Centerville, Iowa; Cleveland, Tennessee; Oakville, Canada; and Welschenrohr, Switzerland (leased).

                 Rubbermaid Office Products Inc. - Maryville, Tennessee; Carson, California (leased); Itasca, Illinois (leased); Cranbury, New Jersey (leased); Markham, Canada (leased); Shefford, England (leased).

                 Certain portions of the Cortland, New York facility are leased from Industrial Development Authorities pursuant to industrial development bond financing; however, Registrant will own the facilities upon repayment of such financing. Certain other facilities are subject to mortgages securing industrial revenue bond financing.

                 The properties and facilities of the Registrant and its subsidiaries are modern and suitable to the requirements of the business. On an overall basis, these facilities, with certain exceptions due primarily to general economic slowdowns, have been operated near capacity. As a general rule, continuing capital expenditures are required each year to provide the necessary plant, equipment, and tooling to support the growth of the business. To supplement its own facilities, Registrant has followed a practice of sourcing a portion of its production and warehousing requirements from third parties.

ITEM  3.         LEGAL PROCEEDINGS
- --------         -----------------

                 There are no material pending legal proceedings to which the Registrant or any of its subsidiaries is a party.

ITEM  4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- --------          ---------------------------------------------------

                 During the fourth quarter of the fiscal year covered by this Form 10-K, no matter was submitted to a vote of Registrant's shareholders, through the solicitation of proxies or otherwise.





                      Executive Officers of the Registrant
                      ------------------------------------
                                                         Employed By
                                                         -----------
                                                          Registrant
                                                          ----------
                            Name               Age          Since                        Positions and Offices Held
                            ----               ---          -----                        --------------------------
                Wolfgang R. Schmitt             50           1966         Chairman of the Board and Chief Executive Officer.
                                                                             Mr.  Schmitt has  been Chairman  since September
                                                                             1993 and Chief Executive Officer since November 1992;
                                                                             previously  from   November  1992,  Co-Chairman. From
                                                                             May 1991,  President and  Chief  Operating Officer,
                                                                             Executive  Vice  President (1987-1991) and  President
                                                                             of  the  Home  Products Division (1984-1990).  Employed
                                                                             by the Company in various marketing and research
                                                                             and   development assignments since 1966.

                Charles A. Carroll              44           1971         President and  Chief Operating Officer; Acting
                                                                          President, Home Products Division.
                                                                             Mr. Carroll  was elected President and Chief
                                                                             Operating Officer of  the Company  in September  1993.
                                                                             He continues  as  Acting   President  of  the  Home
                                                                             Products  Division  in  which  capacity  he  has served
                                                                             since  1990.  Previously,  and from 1988, he   was
                                                                             President   and  General   Manager  of Rubbermaid
                                                                             Specialty Products.    He  has  been employed  by the
                                                                             Company in  various sales  and management capacities
                                                                             since 1971.

                Gary S. Baughman                47           1990         Executive Vice  President; President and General
                                                                          Manager, The Little Tikes Company.
                                                                             Mr. Baughman  was elected Executive  Vice President
                                                                             of the  Company in  September  1993.   He  has been
                                                                             President and General  Manager, The Little Tikes
                                                                             Company, since 1990.   Previously,  he had  been
                                                                             President,  Evenflo  Juvenile  Furniture,  since 1986,
                                                                             and  prior  to  that  was  President  and General
                                                                             Manager of The Stiffel Lamp Company.


                                                         Employed By
                                                         -----------
                                                          Registrant
                                                          ----------
                            Name               Age          Since                        Positions and Offices Held
                            ----               ---          -----                        --------------------------
                Arthur J. Brown                 50           1993        Senior Vice President, International Business
                                                                         Development.
                                                                             Mr. Brown  joined the  Company in  May 1993.   He
                                                                             was previously   President   of   the  International
                                                                             Division  of  L  &  F  Products,  a  division of
                                                                             Eastman Kodak, from  1989.  Prior thereto for 19
                                                                             years, he  was employed  by S. C.  Johnson Wax, Inc.
                                                                             in various  international  marketing  and sales
                                                                             capacities.

                Richard D. Gates                51           1973        Senior Vice  President, Business Development and Investor
                                                                         Relations.
                                                                             Mr.   Gates   joined  the   Registrant   as
                                                                             Assistant Controller  in 1973  and  was  elected
                                                                             Assistant Treasurer in 1977,  Treasurer in 1979, and
                                                                             Vice President  in 1980.   He  was named  Senior Vice
                                                                             President,  Investor   Relations  and  Corporate
                                                                             Communications  in  1991  and  to   his  present
                                                                             position in 1992.

                James A. Morgan                 58           1974        Senior Vice President, General Counsel and Secretary.
                                                                             Mr.  Morgan   joined  the   Registrant  as
                                                                             Assistant Secretary and Counsel in  February 1974 and
                                                                             was elected  Secretary in  1977, Vice  President  in
                                                                             1979, Senior Vice President in 1983, and General
                                                                             Counsel in 1988.

                Michael E. Naylor               55           1992        Senior Vice President, Technology and Environment.
                                                                             Mr.  Naylor  joined  the  Registrant  as  Senior
                                                                             Vice President, Technology and  Environment in August
                                                                             1992.   He  was  previously with  General Motors
                                                                             Corporation  for  25  years  and  most  recently
                                                                             served as General Director of the Military Vehicle
                                                                             Business.   In previous  assignments he was Executive
                                                                             in charge  of Corporate Strategic Planning and Manager
                                                                             of Research and Development for the Transportation
                                                                             Systems Division.


                                                         Employed By
                                                         -----------
                                                          Registrant
                                                          ----------
                            Name               Age          Since                        Positions and Offices Held
                            ----               ---          -----                        --------------------------
                Thomas W. Ward                  59           1979        Senior Vice President, Human Resources.
                                                                             Mr.  Ward  joined the  Registrant  as  Vice
                                                                             President, Human Resources in December 1979 and was
                                                                             elected Senior Vice President in 1983.

                George C. Weigand               42           1984        Senior Vice President and Chief Financial Officer.
                                                                             Mr. Weigand  became Senior  Vice  President and
                                                                             Chief Financial  Officer  on  March  4,  1994,  having
                                                                             previously  served  as Vice President and
                                                                             Corporate  Controller since  March 1,  1992, and Vice
                                                                             President, Auditing  and Taxes  from 1990. Previously,
                                                                             he was Manager of Auditing and Taxes from  1987   and
                                                                             prior,   thereto,  Manager  of Auditing.

                John W. Dean III                38           1988        Vice President and Treasurer.
                                                                             Mr. Dean joined the Registrant  as Assistant
                                                                             Treasurer in  1988  and was  elected  Vice  President
                                                                             and Treasurer in 1991.  He was previously Director of
                                                                             Banking   and  Finance  with  The   Uniroyal Goodrich
                                                                             Tire Company.

                Gary E. Kleinjan                45           1980        President and General Manager,  Rubbermaid   Office
                                                                         Products Inc.
                                                                             Mr.  Kleinjan  was  appointed  President and
                                                                             General Manager  of Rubbermaid  Office Products  Inc.
                                                                             in March of  1994.   Prior thereto  and from August
                                                                             1992, he was Vice  President and General Manager of
                                                                             MicroComputer Accessories,  Inc.   Previously and from
                                                                             1988, he was  Vice President, Sales of the Home
                                                                             Products Division where he held various sales
                                                                             assignments  since joining the Company  in 1980.


                Gary F. Mattison                53           1967        President and General Manager, Rubbermaid Specialty
                                                                         Products Inc.
                                                                             Mr.  Mattison  was  appointed  President  and
                                                                             General Manager of Rubbermaid Specialty Products in
                                                                             June 1993. Prior  thereto and from  1979, he was Vice
                                                                             President, Manufacturing for  the Home  Products
                                                                             Division.   He has been  employed by the Company in
                                                                             various manufacturing assignments since 1967.


                                                         Employed By
                                                         -----------
                                                          Registrant
                                                          ----------
                            Name               Age          Since                        Positions and Offices Held
                            ----               ---          -----                        --------------------------
                Joseph M. Ramos                 52           1992         President  and  General  Manager,  Rubbermaid
                                                                          Commercial Products Inc.
                                                                             Mr. Ramos joined  Rubbermaid Commercial  Products
                                                                             on January 1, 1992 as President and  General
                                                                             Manager. He  was  previously employed  with 3M
                                                                             Company for 25 years in various domestic and
                                                                             international  sales,  marketing, and general
                                                                             management assignments.


All executive officers who are officers of Registrant are elected for a one-year term.

                                    PART II

ITEM 5.  Market for Registrant's Equity Stock and Related Stockholder Matters
- -------  --------------------------------------------------------------------

                 Registrant's Common Shares are traded on the New York Stock Exchange under the symbol RBD. As of January 31, 1994, Registrant had approximately 22,700 shareholders of record. Reference is made to page 33 of the 1993 Annual Report to Shareholders, which is contained in Exhibit 13 hereof, for information concerning sales prices for and dividends paid on Registrant's Common Shares during 1993 and 1992.

ITEM 6.  Selected Financial Data
- -------  -----------------------

                 Reference is made to pages 36 and 37 of the 1993 Annual Report to Shareholders, which are contained in Exhibit 13 hereof, which pages include the Summary of Consolidated Operations for the five years ended December 31, 1993 as part of the Registrant's "Consolidated Financial Summary", which information is incorporated by reference herein.

ITEM 7.  Management's Discussion and Analysis of Financial Condition and
- -------  ---------------------------------------------------------------
         Results of Operations
         ---------------------

                 Reference is made to pages 34 and 35 of the 1993 Annual Report to Shareholders, which are contained in Exhibit 13 hereto, which include "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the years 1993, 1992, and 1991, which information is incorporated herein by reference.

ITEM 8.  Financial Statements and Supplementary Data
- -------  -------------------------------------------

                 Reference is made to pages 25 through 33 of the 1993 Annual Report to Shareholders, which are contained in Exhibit 13 hereto, which include the consolidated financial statements and the notes thereto as of December 31, 1993 and 1992, and for each of the years in the three year period ended December 31, 1993, together with the independent auditors' report thereon of KPMG Peat Marwick dated February 1, 1994, which information is incorporated herein by reference. Supplemental schedules, together with the independent auditors' report thereon, are included herein. Such additional financial data should be read in conjunction with the consolidated financial statements.

ITEM 9.  Changes In and Disagreements with Accountants on Accounting and
- -------  ---------------------------------------------------------------
         Financial Disclosure
         --------------------
                 Registrant has not changed its independent auditors, and there have been no reportable disagreements with such auditors regarding accounting principles or practices or financial disclosure matters.

                                    PART III
                                    --------
ITEM 10.         Directors and Executive Officers of the Registrant
- --------         --------------------------------------------------

                 Information regarding the directors of Registrant is included under the caption "Election of Directors" in the Registrant's proxy statement to be dated on or about March 11, 1994, and is incorporated herein by reference. Information regarding the executive officers of Registrant is included under a separate caption in Part I hereof and is incorporated by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

ITEM 11.         Executive Compensation
- --------         ----------------------

                 Information regarding the above is included under the caption "Executive Compensation" in the Registrant's proxy statement to be dated on or about March 11, 1994, and is incorporated herein by reference.

ITEM 12.         Security Ownership of Certain Beneficial Owners and Management
- --------         --------------------------------------------------------------

                 Information regarding the above is included under the captions "Security Ownership of Certain Beneficial Owners" and "Ownership By Management" in the Registrant's proxy statement to be dated on or about March 11, 1994, and is incorporated herein by reference.

ITEM 13.         Certain Relationships and Related Transactions
- --------         ----------------------------------------------

                 Information regarding the above is included under the caption "Security Ownership of Certain Beneficial Owners" in the Registrant's proxy statement to be dated on or about March 11, 1994, and is incorporated herein by reference.

                                    PART IV
                                    -------
ITEM 14.      Exhibits,  Financial Statement Schedules and Reports on Form 8-K
- --------      ----------------------------------------------------------------

        (a)      The following documents are filed as part of this Form 10-K
Report.

                 (1) The financial statements referred to in Item 8 above which are contained in Exhibit 13 hereto and which are incorporated by reference thereto.

                 (2)      The following additional financial information:

                          Independent Auditors' Report on Supporting Schedules
                          Schedule V - Property, Plant, and Equipment
                          Schedule VI - Accumulated Depreciation and
                                Amortization of Property, Plant, and Equipment
                          Schedule VIII - Valuation and Qualifying Accounts
                          Schedule IX - Short-Term Borrowings
                          Schedule X - Supplementary Income Statement
                                Information

                 (3) Exhibits 10(a) through 10(h) to this Item 14 constitute each executive compensation plan and arrangement of Registrant.

                 All other schedules have been omitted because the material is not applicable or is not required or because the required information is shown in the consolidated financial statements or in the notes thereto.

        (b) There were no reports on Form 8-K filed for the quarter ended December 31, 1993.

        (c)      Exhibits (numbered in accordance with Item 601 of Regulation
S-K).

                 (3a, 4a) Amended Articles of Incorporation of Rubbermaid
                          Incorporated. Incorporated by reference from Exhibits 3a and 4a to Form 10-K for the year ended December 31, 1992.

                 (3b, 4b) Regulations of Rubbermaid Incorporated.
                          Incorporated by reference from Exhibits 3a and 4a to Form 10-K for the year ended December 31, 1992.

                 (4c) Amended and Restated Rights Agreement between Rubbermaid Incorporated and Ameritrust Company National Association. Incorporated by reference from
                          Exhibit 4 to Form 8 filed with the Commission on October 26, 1989.

                 (10a)    Rubbermaid Incorporated Management Incentive Plan.

                          Incorporated by reference from Exhibit 10a to Form 10-K for the year ended December 31, 1992.

                 (10b) Rubbermaid Incorporated 1979 Restricted Stock Incentive Plan, as amended. Incorporated by reference from Exhibit 10(b) to Form 10-K for the Year ended December 31, 1987.

                 (10c) Rubbermaid Incorporated 1989 Restricted Stock Incentive Plan. Incorporated by reference from
                          Exhibit 10(c) to Form 10-K for the year ended December 31, 1989.

                 (10d) Rubbermaid Incorporated Supplemental Executive Retirement Plan, as amended.

                 (10e) Rubbermaid Incorporated Supplemental Retirement Plan. Incorporated by reference from Exhibit 10(e) to Form 10-K for the year ended December 31, 1991.

                 (10f)    Change-Of-Control Employment Agreements -

                          Identical agreements have been entered into with Gary
                          S. Baughman, Arthur J. Brown, Charles A. Carroll, Richard D. Gates, Gary E. Kleinjan, Gary F. Mattison, James A. Morgan, Michael E. Naylor, Joseph M. Ramos, Wolfgang R. Schmitt, Thomas W. Ward, and George C. Weigand. Incorporated by reference from Exhibit 10(i) to Form 10-K for the year ended December 31, 1991.

                 (10g) Rubbermaid Incorporated Deferred Compensation Plan, as amended. Incorporated by reference from
                          Exhibit 10(k) to Form 10-K for the year ended December 31, 1990.

               (10h) Rubbermaid Incorporated 1993 Deferred Compensation Plan. Incorporated by reference to Exhibit A to Proxy Statement for April 27, 1993 Annual Meeting of Shareholders.

               (13) Consolidated financial statements and other data from pages 25 to 37 of 1993 Annual Report to Shareholders.

               (21)          Subsidiaries of Registrant.

               (23)          Consent of KPMG Peat Marwick.

               (24)          Power of Attorney.

SIGNATURE
- ---------
         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date     March 28, 1994           RUBBERMAID INCORPORATED

                                  By:       /s/ Wolfgang R. Schmitt
                                            -----------------------
                                            Wolfgang R. Schmitt
                                            Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 28, 1994.

/s/  Wolfgang R. Schmitt                   Director, Chairman of the Board and
- ------------------------                   Chief Executive Officer
Wolfgang R. Schmitt

/s/  George C. Weigand                     Senior Vice President and
- ----------------------                     Chief Financial Officer
George C. Weigand

/s/  John L. Theler                        Vice President and Corporate Controller
- -------------------                        (Principal Accounting Officer)
John L. Theler

Tom H. Barrett            Director

Charles A. Carroll        Director

Zoe Coulson               Director

Robert 0. Ebert           Director

Stanley C. Gault          Director

Robert M. Gerrity         Director         By: /s/ James A. Morgan
                                               -----------------------
                                               James A. Morgan
Karen N. Horn             Director             Attorney-in-Fact

William D. Marohn         Director

Steven A. Minter          Director

Jan Nicholson             Director

Paul G. Schloemer         Director

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



         The Shareholders and Board of Directors
         Rubbermaid Incorporated:


         Under date of February 1, 1994, we reported on the consolidated balance sheets of Rubbermaid Incorporated and subsidiaries as of December 31, 1993 and 1992 and the related consolidated statements of earnings, cash flows and shareholders' equity for each of the years in the three-year period ended December 31, 1993 as contained in the 1993 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended December 31, 1993. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as listed in Part IV, Item 14(a)(2). These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

         In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.





         /s/ KPMG Peat Marwick


         Cleveland, Ohio
         February 1, 1994

                                                                      Schedule V
                                                                      ----------
                    RUBBERMAID INCORPORATED AND SUBSIDIARIES

                         Property, Plant, and Equipment

                  Years ended December 31, 1993, 1992 and 1991
                             (Dollars in thousands)




                                            Balance at                                                      Balance
                                             Beginning          Additions              Retirements          at End
Classification                               of Period           at Cost                & Other            of Period
- --------------                              -----------         ---------             -------------        ---------
December 31, 1993:
  Land & land improvements                    $ 22,666              4,300                   (18)             26,984
  Buildings & fixtures                         227,432             19,683                 4,584             242,531
  Plant machinery & equipment                  305,930             31,236                 7,760             329,406
  Office furniture, autos & other               58,884             10,574                (1,774)             71,232
  Molds, tools & dies                          255,300             59,346                13,192             301,454
  Additions in progress                         90,001             16,558                (2,914)            109,473
                                               -------            -------               ------           ---------
    Total                                     $960,213            141,697                20,830           1,081,080
                                               =======            =======                ======           =========


December 31, 1992:
  Land & land improvements                    $ 18,768              4,112                   214              22,666
  Buildings & fixtures                         200,935             27,901                 1,404             227,432
  Plant machinery & equipment                  282,846             34,934                11,850             305,930
  Office furniture, autos & other               53,839             10,090                 5,045              58,884
  Molds, tools & dies                          213,487             50,362                 8,549             255,300
  Additions in progress                         85,637              7,129                 2,765              90,001
                                               -------            -------                ------            ---------

    Total                                     $855,512            134,528                29,827             960,213
                                               =======            =======                ======            ========


December 31, 1991:
  Land & land improvements                    $ 18,169                316                  (283)             18,768
  Buildings & fixtures                         182,122             18,918                   105             200,935
  Plant machinery & equipment                  257,970             27,330                 2,454             282,846
  Office furniture, autos & other               42,148             13,477                 1,786              53,839
  Molds, tools & dies                          186,910             34,767                 8,190             213,487
  Additions in progress                         59,541             27,705                 1,609              85,637
                                               -------            -------                ------            --------

    Total                                     $746,860            122,513                13,861             855,512
                                               =======            =======                ======            ========






                                                                     Schedule VI
                                                                     -----------
                    RUBBERMAID INCORPORATED AND SUBSIDIARIES

                  Accumulated Depreciation and Amortization of
                         Property, Plant, and Equipment

                  Years ended December 31, 1993, 1992 and 1991
                             (Dollars in thousands)



                                                                Additions
                                            Balance at          Charged to                              Balance
                                             Beginning           Cost and          Retirements           at End
Classification                               of Period           Expenses            & Other           of Period
- --------------                              -----------         ----------         ----------          ---------
December 31, 1993:
  Land improvements                           $  5,515                694                 12              6,197
  Buildings & fixtures                          64,363              8,486              2,502             70,347
  Plant machinery & equipment                  179,774             26,073              8,095            197,752
  Office furniture, autos & other               34,706              9,636             (3,501)            47,843
  Molds, tools & dies                          158,759             35,971              7,925            186,805
                                               -------             ------             ------            -------

    Total                                     $443,117             80,860             15,033            508,944
                                               =======             ======             ======            =======
December 31, 1992:
  Land improvements                           $  4,993                594                 72              5,515
  Buildings & fixtures                          56,320              8,319                276             64,363
  Plant machinery & equipment                  164,972             23,550              8,748            179,774
  Office furniture, autos & other               30,666              8,222              4,182             34,706
  Molds, tools & dies                          137,186             29,234              7,661            158,759
                                               -------             ------             ------            -------

    Total                                     $394,137             69,919             20,939            443,117
                                               =======             ======             ======            =======


December 31, 1991:
  Land improvements                           $  4,497                500                  4              4,993
  Buildings & fixtures                          49,118              7,424                222             56,320
  Plant machinery & equipment                  143,072             23,060              1,160            164,972
  Office furniture, autos & other               24,982              6,462                778             30,666
  Molds, tools & dies                          119,671             25,204              7,689            137,186
                                               -------            -------             ------            -------

    Total                                     $341,340             62,650              9,853            394,137
                                               =======             ======             ======            =======





     The policy of the Company and its subsidiaries regarding depreciation and amortization is to make provision in full for the cost of depreciable assets, at rates based on the estimated lives of individual asset groups.
     The rates so determined are applied principally on a straight-line method.
     The range of estimated lives used in computing depreciation of the respective asset groups is approximately as follows:

                                                Years                                                Years
                                                -----                                                -----
         Land improvements                     10 to 45           Office furniture                  2 to 10
         Buildings & fixtures                   5 to 45           Leasehold improvements            1 to 20
         Plant machinery & equipment            2 to 15           Molds, tools & dies               2 to  8
         Autos                                  3 to  5

                                                                   Schedule VIII
                                                                   -------------
                    RUBBERMAID INCORPORATED AND SUBSIDIARIES
                       Valuation and Qualifying Accounts
                  Years ended December 31, 1993, 1992 and 1991
                             (Dollars in thousands)





                                                                   Additions
                                                         ----------------------------
                                      Balance at      Charged to        Charged to                            Balance
                                      Beginning       Costs and            Other                              at End
                                      of Period       Expenses          Accounts (1)    Deductions(2)        of Period
                                     ----------       ----------        ----------      ----------          ---------
December 31, 1993:

  Allowance for receivables
    doubtful of collection -
    deducted from assets               $18,883             4,687            -0-              9,684             13,886
                                        ======            ======            ===              =====             ======
December 31, 1992:

  Allowance for receivables
    doubtful of collection -
    deducted from assets               $20,713             6,857            202              8,889             18,883
                                        ======            ======            ===              =====             ======
December 31, 1991:

  Allowance for receivables
    doubtful of collection -
    deducted from assets               $15,426            12,130            -0-              6,843             20,713
                                        ======            ======            ===              =====             ======

(1)  Arising from purchase business combinations.
(2)  Accounts charged off, less recoveries and reclassifications.


                                                                     Schedule IX
                                                                     -----------
                    RUBBERMAID INCORPORATED AND SUBSIDIARIES
                             Short-Term Borrowings
                  Years ended December 31, 1993, 1992 and 1991
                             (Dollars in thousands)




                                                Weighted          Maximum             Average           Weighted
Category of                                     Average            Amount             Amount             Average
Aggregate                                    Interest Rate       Outstanding        Outstanding         Interest
Short-Term                  Balance at             at             During the         During the        Rate during
Borrowings(1)               December 31        December 31         Period             Period  (2)       the Period  (3)
- ----------                  -----------        -----------       ------------       ------------      --------------
December 31, 1993:

  Notes payable to
    banks                      $12,783             4.30%             16,570             13,924              5.55%
                                ======             =====             ======             ======              =====
December 31, 1992:

  Notes payable to
    banks                      $18,413             6.80%             19,874             16,449              7.20%
                                ======             =====             ======             ======              =====
December 31, 1991:

  Notes payable to
    banks                      $15,441             7.30%             19,841             17,261              8.50%
                                ======             =====             ======             ======              =====

<FM>
(1) Notes payable to banks represent borrowings under uncommitted lines of credit arrangements, and $8,500 of variable rate industrial revenue bonds that mature in 2009, but are classified as short-term debt since annually the bondholders may elect to continue their investment or return the bonds, at which time they can be redeemed or resold.

(2) The average amount outstanding during the period is calculated by dividing the total of month-end outstanding principal balances for the year by 12.

(3) Weighted average interest rate for 1993 and 1992 is calculated by taking the average interest rate by country weighted by the corresponding average debt, while 1991 weighted average interest rate is computed by dividing interest expense applicable to short-term borrowings by the average short-term debt outstanding during the period.


                                                                      Schedule X
                                                                      ----------
                    RUBBERMAID INCORPORATED AND SUBSIDIARIES
                   Supplementary Income Statement Information
                  Years ended December 31, 1993, 1992 and 1991
                             (Dollars in thousands)





                                                                           Charged to Costs
     Items                                                                    and Expenses
     -----                                                                 -----------------
     December 31, 1993:

         1.  Maintenance and repairs                                              $ 42,933

         2.  Advertising and sales promotion costs                                  82,153
                                                                                    ======


     December 31, 1992:

         1.  Maintenance and repairs                                              $ 40,293

         2.  Advertising and sales promotion costs                                  68,086
                                                                                    ======


     December 31, 1991:

         1.  Maintenance and repairs                                              $ 35,998

         2.  Advertising and sales promotion costs                                  65,281
                                                                                    ======

                                 EXHIBIT INDEX
                                 -------------


 Exhibit Number                     Exhibit Description
 --------------                     -------------------
    (3a, 4a) Amended Articles of Incorporation of Rubbermaid Incorporated. Incorporated by reference from Exhibits 3a and 4a to Form 10-K for the year ended December 31, 1992.


    (3b, 4b) Regulations of Rubbermaid Incorporated. Incorporated by reference from Exhibits 3a and 4a to Form 10-K for the year ended December 31, 1992.

        (4c) Amended and Restated Rights Agreement between Rubbermaid Incorporated and Ameritrust Company National Association. Incorporated by reference from Exhibit 4 to Form 8 filed with the Commission on October 26, 1989.

       (10a) Rubbermaid Incorporated Management Incentive Plan. Incorporated by reference from Exhibit 10(a) to Form 10-K for the year ended December 31, 1992.

       (10b) Rubbermaid Incorporated 1979 Restricted Stock Incentive Plan, as amended. Incorporated by reference from Exhibit 10(b) to Form 10-K for the Year ended December 31, 1987.

       (10c) Rubbermaid Incorporated 1989 Restricted Stock Incentive Plan. Incorporated by reference from Exhibit 10(c) to Form 10-K for the year ended December 31, 1989.

       (10d)     Rubbermaid Incorporated Supplemental Executive
                 Retirement Plan, as amended.

       (10e) Rubbermaid Incorporated Supplemental Retirement Plan. Incorporated by reference from Exhibit 10(e) to Form 10-K for the year ended December 31, 1991.

       (10f) Change-Of-Control Employment Agreements -Identical agreements have been entered into with Gary S. Baughman, Arthur J.
                 Brown, Charles A. Carroll, Richard D. Gates, Gary E.
                 Kleinjan, Gary F. Mattison,James A. Morgan, Michael E. Naylor, Joseph M. Ramos, Wolfgang R. Schmitt, Thomas W. Ward, and George C. Weigand. Incorporated by reference from Exhibit 10(i) to Form 10-K for the year ended December 31, 1991.

                                 EXHIBIT INDEX
                                 -------------


 Exhibit Number             Exhibit Description
 --------------             -------------------

       (10g)        Rubbermaid Incorporated Deferred Compensation
                    Plan, as amended.  Incorporated by
                    reference from Exhibit 10(k) to Form 10-K for the year ended December 31, 1990.

       (10h)        Rubbermaid Incorporated 1993 Deferred
                    Compensation Plan. Incorporated by
                    reference to Exhibit A to Proxy Statement for April 27, 1993 Annual Meeting of
                    Shareholders.

        (13) Consolidated financial statements and other data from pages 25 to 37 of 1993 Annual
                    Report to Shareholders.

        (21)        Subsidiaries of Registrant.

        (23)        Consent of KPMG Peat Marwick.

        (24)        Power of Attorney.