Form 10-Q
period 1994-03-31
RUBBERMAID INC
filed 1994-05-11
CIK 85627

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   FORM 10-Q

 _
|x| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 1994

                                       OR
 _
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from _________________ to __________________

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


                      1147 AKRON ROAD, WOOSTER, OHIO 44691
                      ------------------------------------
             (Address of principal executive offices and zip code)


                                  216-264-6464
                                  ------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                                        Yes  X      No
                                                            -----      -----




Common Shares, Par Value $1.00, Outstanding at March 31, 1994 -- 160,452,268

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                            RUBBERMAID INCORPORATED AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (Unaudited)
                        (Dollars in thousands except per share amounts)


                                                             Three Months Ended
                                                             ------------------
                                                   March 31, 1994          March 31, 1993
                                                   --------------          --------------
Net sales                                             $491,648                 $483,677
Cost of sales                                          327,261                  325,795
Selling, general, and administrative expenses           81,697                   79,597
Other charges (credits), net:
     Interest expense                                    1,862                    2,036
     Interest income                                    (1,333)                  (1,352)
     Miscellaneous, net                                   (163)                  (1,898)
                                                      --------                 --------
                                                           366                   (1,214)
                                                      --------                 --------
Earnings before income taxes                            82,324                   79,499
Income taxes                                            31,703                   29,883
                                                      --------                 --------

Net earnings                                          $ 50,621                 $ 49,616
                                                      ========                 ========



Net earnings per Common Share (note 2)                $    .32                 $    .31
                                                      ========                 ========

Dividends paid per Common Share (note 3)              $  .1125                 $  .0975
                                                      ========                 ========


See accompanying notes to condensed consolidated financial statements.



                    RUBBERMAID INCORPORATED AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                (Dollars in thousands except per share amounts)
                                                                              March 31, 1994            Dec. 31, 1993
                                                                              --------------            -------------
                                                                              (Unaudited)
                                          Assets
                                          ------
Current assets:
     Cash and cash equivalents                                                 $   72,460                  $  127,802
     Marketable securities (note 5)                                                40,854                      66,260
     Receivables, less allowance for doubtful accounts
      of $12,530 in 1994 and $13,886 in 1993                                      410,125                     322,284
     Inventories  (note 4)                                                        304,559                     303,437
     Prepaid expenses                                                               9,698                       9,961
                                                                               ----------                  ----------

        Total current assets                                                      837,696                     829,744

Property, plant, and equipment, net                                               567,528                     572,136

Intangible and other assets, net                                                  115,689                     111,244
                                                                               ----------                  ----------

Total Assets                                                                   $1,520,913                  $1,513,124
                                                                               ==========                  ==========


                                                                                                          (Continued)


                    RUBBERMAID INCORPORATED AND SUBSIDIARIES                                            (Continued)

                      CONDENSED CONSOLIDATED BALANCE SHEET
                (Dollars in thousands except per share amounts)


                                                                            March 31, 1994              Dec. 31, 1993
                                                                            --------------              -------------
                                                                            (Unaudited)

                                 Liabilities and Shareholders' Equity
                                 ------------------------------------

Current liabilities:
   Notes payable                                                               $   12,321                  $   12,783
   Long-term debt, current                                                          2,385                       2,519
   Payables                                                                        82,683                     116,401
   Accrued liabilities                                                            125,890                     127,611
                                                                               ----------                  ----------

        Total current liabilities                                                 223,279                     259,314

Other deferred liabilities                                                        108,041                     103,914
Long-term debt, non-current                                                        20,844                      19,414

Shareholders' equity :
   Preferred stock, without par value.
      Authorized 20,000,000 shares; none issued                                         -                           -
   Common Shares of $1 par value.
      Authorized 400,000,000 shares; issued
      160,485,997 shares in 1994 and 160,357,090
      shares in 1993                                                              160,486                     160,357
   Paid-in capital                                                                 13,889                       7,810
   Retained earnings                                                              999,500                     966,928
   Foreign currency translation adjustment                                         (5,126)                     (4,613)
                                                                               ----------                  ----------
            Total shareholders' equity                                          1,168,749                   1,130,482
                                                                               ----------                  ----------

Total Liabilities and Shareholders' Equity                                     $1,520,913                  $1,513,124
                                                                               ==========                  ==========

See accompanying notes to condensed consolidated financial statements.

                    RUBBERMAID INCORPORATED AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                                (Dollars in thousands)

( ) Denotes decrease in cash and cash equivalents
                                                                Three Months Ended
                                                                ------------------
                                                      March 31, 1994             March 31, 1993
                                                      --------------             --------------
Cash flows from operating activities:
  Net earnings                                            $ 50,621                    $ 49,616
  Adjustments to reconcile net earnings to net
     cash from operating activities:
         Depreciation                                       25,171                      21,138
         Changes in accounts receivable                    (88,814)                    (92,261)
         Changes in inventories                             (1,122)                      7,690
         Changes in payables                               (33,718)                      2,413
         Changes in accrued liabilities                     (1,838)                     25,896
         Other, net                                          7,046                        (604)
                                                          --------                    --------
         Net cash from operating activities                (42,654)                     13,888

Cash flows from investing activities:
  Purchase of marketable securities                        (51,107)                          -
  Proceeds from sale of marketable securities               76,510                           -
  Additions to property, plant, and equipment              (20,465)                    (19,182)
  Other, net                                                  (411)                       (252)
                                                          --------                    --------
         Net cash from investing activities                  4,527                     (19,434)

Cash flows from financing activities:
  Cash dividends paid                                      (18,049)                    (15,634)
  Proceeds from long-term borrowings                         1,863                           -
  Repayment of long-term debt                                 (567)                     (3,831)
  Other, net                                                  (462)                     (2,399)
                                                          --------                    --------
         Net cash from financing activities                (17,215)                    (21,864)
                                                          --------                    --------

         Net change in cash and cash equivalent            (55,342)                    (27,410)

Cash and cash equivalents at beginning of year             127,802                     122,494
                                                          --------                    --------

Cash and cash equivalents at March 31                     $ 72,460                    $ 95,084
                                                          ========                    ========

Supplemental cash flow information:
  Income taxes paid                                       $  7,368                    $  4,072
  Interest paid                                           $  2,286                    $  2,067
                                                          ========                    ========

See accompanying notes to condensed consolidated financial statements.

                           RUBBERMAID INCORPORATED AND SUBSIDIARIES

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                ----------------------------------------------------------------
                        (Dollars in thousands except per share amounts)

(1) In the opinion of management the information furnished herein includes all the adjustments necessary for a fair presentation of the results for the interim periods and all such adjustments are of a normal recurring nature.

(2) Earnings per Common Share is computed based on average shares outstanding of 160,413,253 and 160,281,347 for the respective 1994 and 1993 three-month periods.

(3) The actual number of shares outstanding on the respective record dates is as follows:

                   1994                                                       1993
   ------------------------------------                     -----------------------------------
   Record Date               No. Shares                     Record Date              No. Shares
   -----------               ----------                     -----------              ----------
   February 11              160,440,356                     February 12             160,346,461

(4)       A summary of inventories follows:
                                                            March 31, 1994      December 31, 1993
                                                            --------------      -----------------
               FIFO Cost:
                  Raw materials                              $ 78,807            $ 75,978
                  Work-in-process                              17,252              15,964
                  Finished goods                              220,732             224,023
                                                              -------             -------
                                                              316,791             315,965
               Excess of FIFO over LIFO cost                  (12,232)            (12,528)
                                                              -------             -------
                                                             $304,559            $303,437
                                                              =======             =======

(5) Effective January 1, 1994, the Company adopted FAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." There was no significant impact resulting from the adoption of the statement. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date.

          The Company's marketable securities are classified as available-for-sale and are carried at fair value which approximates cost. The Company's portfolio at March 31, 1994, consists of debt securities ($10,004), all of which mature in less than one year, and equity securities ($30,850). In addition, at March 31, 1994, cash equivalents include commercial paper ($38,827) maturing generally in 60 days or less.

(6) On April 4, 1994, the Company completed a previously announced joint venture with Richell Corporation, a leading Japanese housewares manufacturer. The Company holds a 40% equity interest in the venture and intends to increase its holding to a majority position by the end of 1994.

                                LIMITED REVIEW
                                --------------
The Company's independent public accountants have made a limited review of the financial information furnished herein, in accordance with standards established by the American Institute of Certified Public Accountants. See
Exhibit 15.

                    RUBBERMAID INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS

Results of Operations
- - ---------------------
Net sales for the three-month period ended March 31, 1994, increased 2% over the first quarter of 1993. Unit sales were up 3% while price realization decreased 1% as promotions were continued on certain key products. Sales were adversely affected in January and February by the unusually harsh weather conditions that prevailed across most of the country. The sales growth was also restrained as several retailers delayed orders in an effort to minimize inventories at their fiscal year-end in addition to their ongoing efforts to control total inventory investment.

Net earnings for the first quarter of 1994 were 2% over the comparable 1993 period reflective of the lower-than-normal sales volume increase offset by prudent cost control measures and productivity improvements.

Cost of sales as a percent of net sales for the first quarter of 1994 was lower than the first quarter of 1993 by about one percentage point. Tight cost controls, strong productivity improvements, and reduced LIFO expense more than offset unabsorbed fixed manufacturing costs from manufacturing and distribution facilities that were unable to be fully utilized due to the harsh weather conditions.

Selling, general, and administrative expenses for the first quarter as a percent to net sales were slightly higher than the same quarter last year. Despite the restrained sales growth, expenditures for both research and development and advertising and sales promotion were continued at planned levels as an investment in future business. The increase in these expenditures, however, was partially offset by the results of contingency cost controls over discretionary operating expenses.

As a result of the Omnibus Budget Reconciliation Act of 1993 signed into law in August 1993, the effective tax rate rose to 38.5% for the first quarter of 1994 compared with 37.6% in 1993.

Changes in Financial Condition
- - ------------------------------
During the first quarter of 1994, cash and cash equivalents decreased by $55.3 million as cash used by operations of $42.6 million and cash used for financing activities of $17.2 million exceeded cash generated from investing activities of $4.5 million. Cash used by operations included net income and non-cash depreciation charges that were more than offset by cash used for higher receivables and reduced payables. The increase in receivables was primarily due to a larger portion of the quarter's sales coming in March because of weather related issues earlier in the quarter. The cash generated from investing activities was the result of proceeds from the sale of marketable securities exceeding cash used for the purchase of marketable securities and new investments in property, plant, and equipment. Cash used for financing activities was primarily cash dividends paid to shareholders.

Other
- - -----
On April 4, 1994, the Company completed a previously announced joint venture with Richell Corporation, a leading Japanese housewares manufacturer. The Company holds a 40% equity interest in the venture and intends to increase its holding to a majority position by the end of 1994.

                           PART II. OTHER INFORMATION


Item 6.        Exhibit and Reports on Form 8-K.

               (a) Exhibit 15. Letter regarding unaudited interim financial information.
               (b) There were no reports on Form 8-K for the three months ended
                   March 31, 1994.


                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      RUBBERMAID INCORPORATED


DATE:     May 10, 1994                          /s/ James A. Morgan
       -----------------             ----------------------------------------
                                                James A. Morgan
                                             Senior Vice President
                                         General Counsel and Secretary



DATE:     May 10, 1994                          /s/ John L. Theler
       -----------------             ----------------------------------------
                                                   John L. Theler
                                         Vice President & Corporate Controller
                                              (Chief Accounting Officer)