Form 10-Q
period 1994-06-30
RUBBERMAID INC
filed 1994-08-09
CIK 85627

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 1994

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from _________________ to__________________

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
                                                        Yes    X     No
                                                             ----        ----



Common Shares, Par Value $1.00, Outstanding at June 30, 1994 -- 162,629,539

                                                  PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                             RUBBERMAID INCORPORATED AND SUBSIDIARIES

                                     CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (Unaudited)
                                          (Dollars in thousands except per share amounts)


                                                                                           Three Months Ended
                                                                                           ------------------
                                                                                June 30, 1994             June 30, 1993
                                                                                -------------             -------------
Net sales                                                                            $531,098                  $488,460
Cost of sales                                                                         362,432                   330,365
Selling, general, and administrative expenses                                          85,171                    78,608
Other charges (credits), net:
    Interest expense                                                                    1,773                     1,729
    Interest income                                                                    (1,175)                     (995)
    Miscellaneous, net                                                                 (7,894)                   (1,460)
                                                                                     --------                  --------
                                                                                       (7,296)                     (726)
                                                                                     --------                  --------
Earnings before income taxes                                                           90,791                    80,213
Income taxes                                                                           34,646                    29,638
                                                                                     --------                  --------

Net earnings                                                                         $ 56,145                  $ 50,575
                                                                                     ========                  ========



Net earnings per Common Share (note 2)                                               $    .35                  $    .32
                                                                                     ========                  ========

Dividends paid per Common Share (note 3)                                             $  .1125                  $  .0975
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

                                             RUBBERMAID INCORPORATED AND SUBSIDIARIES

                                     CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (Unaudited)
                                          (Dollars in thousands except per share amounts)

                                                                                           Six Months Ended
                                                                                           ----------------
                                                                              June 30, 1994               June 30, 1993
                                                                              -------------               -------------
Net sales                                                                      $1,022,746                   $972,137
Cost of sales                                                                     689,693                    656,160
Selling, general, and administrative expenses                                     166,868                    158,205
Other charges (credits), net:
    Interest expense                                                                3,635                      3,765
    Interest income                                                                (2,508)                    (2,347)
    Miscellaneous, net                                                             (8,057)                    (3,358)
                                                                               ----------                   --------
                                                                                   (6,930)                    (1,940)
                                                                               ----------                   --------
Earnings before income taxes                                                      173,115                    159,712
Income taxes                                                                       66,349                     59,521
                                                                               ----------                   --------

Net earnings                                                                   $  106,766                   $100,191
                                                                               ==========                   ========


Net earnings per Common Share (note 2)                                         $      .67                   $    .63
                                                                               ==========                   ========

Dividends paid per Common Share (note 3)                                       $     .225                   $   .195
                                                                               ==========                   ========




See accompanying notes to condensed consolidated financial statements.

                                             RUBBERMAID INCORPORATED AND SUBSIDIARIES

                                               CONDENSED CONSOLIDATED BALANCE SHEET
                                          (Dollars in thousands except per share amounts)


                                                                                     June 30, 1994              Dec. 31, 1993
                                                                                     -------------              -------------
                                                                                       (Unaudited)
                                                                     Assets
                                                                     ------
Current assets:
    Cash and cash equivalents                                                           $   73,758                 $  127,802
    Marketable securities (note 5)                                                          52,199                     66,260
    Receivables, less allowance for doubtful accounts
      of $12,705 in 1994 and $13,886 in 1993                                               455,930                    322,284
    Inventories  (note 4)                                                                  304,876                    303,437
    Prepaid expenses                                                                        13,752                      9,961
                                                                                        ----------                 ----------

                    Total current assets                                                   900,515                    829,744

Property, plant, and equipment, net                                                        588,014                    572,136

Intangible and other assets, net (note 6)                                                  150,045                    111,244
                                                                                        ----------                 ----------

Total Assets                                                                            $1,638,574                 $1,513,124
                                                                                        ==========                 ==========





                                                                                                                   (Continued)


                                              RUBBERMAID INCORPORATED AND SUBSIDIARIES                 (Continued)

                                               CONDENSED CONSOLIDATED BALANCE SHEET
                                          (Dollars in thousands except per share amounts)


                                                                                    June 30, 1994               Dec. 31, 1993
                                                                                    -------------               -------------
                                                                                    (Unaudited)

                      Liabilities and Shareholders' Equity
                      ------------------------------------

Current liabilities:
    Notes payable                                                                       $   15,790                 $   12,783
    Long-term debt, current                                                                  2,434                      2,519
    Payables                                                                               107,984                    116,401
    Accrued liabilities                                                                    139,833                    127,611
                                                                                        ----------                 ----------

                    Total current liabilities                                              266,041                    259,314

Other deferred liabilities                                                                 111,408                    103,914
Long-term debt, non-current                                                                 20,812                     19,414

Shareholders' equity:
    Preferred stock, without par value.
       Authorized 20,000,000 shares; none issued                                                 -                          -
    Common Shares of $1 par value.
       Authorized 400,000,000 shares; issued
       162,677,082 shares in 1994 and 160,357,090
       shares in 1993                                                                      162,677                    160,357
    Paid-in capital                                                                         68,482                      7,810
    Retained earnings                                                                    1,019,546                    966,928
    Foreign currency translation adjustment                                                (10,392)                    (4,613)
                                                                                        ----------                 ----------
            Total shareholders' equity                                                   1,240,313                  1,130,482
                                                                                        ----------                 ----------

Total Liabilities and Shareholders' Equity                                              $1,638,574                 $1,513,124
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

                                             RUBBERMAID INCORPORATED AND SUBSIDIARIES

                                    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                                                      (Dollars in thousands)

( ) Denotes decrease in cash and cash equivalents
                                                                                                 Six Months Ended
                                                                                                 ----------------
                                                                                    June 30, 1994               June 30, 1993
                                                                                    -------------               -------------
Cash flows from operating activities:
   Net earnings                                                                           $106,766                   $100,191
   Adjustments to reconcile net earnings to net
       cash from operating activities:
          Depreciation                                                                      49,197                     44,385
          Changes in accounts receivable                                                  (120,607)                   (76,462)
          Changes in inventories                                                            14,242                     11,228
          Changes in payables                                                              (46,023)                     7,797
          Changes in accrued liabilities                                                    10,606                     14,867
          Other, net                                                                        19,160                      2,512
                                                                                          --------                   --------
          Net cash from operating activities                                                33,341                    104,518

Cash flows from investing activities:
   Purchase of marketable securities                                                      (113,599)                         -
   Proceeds from sale of marketable securities                                             127,660                          -
   Additions to property, plant, and equipment                                             (48,549)                   (50,374)
   Other, net                                                                              (10,956)                       582
                                                                                          --------                   --------
          Net cash from investing activities                                               (45,444)                   (49,792)

Cash flows from financing activities:
   Cash dividends paid                                                                     (36,098)                   (31,267)
   Proceeds from long-term borrowings                                                        3,011                          -
   Repayment of long-term debt                                                             (11,861)                    (1,986)
   Other, net                                                                                3,007                     (3,609)
                                                                                          --------                   --------
          Net cash from financing activities                                               (41,941)                   (36,862)
                                                                                          --------                   --------

          Net change in cash and cash equivalents                                          (54,044)                    17,864

Cash and cash equivalents at beginning of year                                             127,802                    122,494
                                                                                          --------                   --------

Cash and cash equivalents at June 30                                                      $ 73,758                   $140,358
                                                                                          ========                   ========

Supplemental cash flow information:
   Income taxes paid                                                                      $ 55,748                   $ 54,315
   Interest paid                                                                          $  3,433                   $  3,970
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

(2) Earnings per Common Share is computed based on average shares outstanding of 160,470,405 and 160,341,089 for the respective 1994 and 1993 three-month periods and 160,440,338 and 160,303,723 for the respective six-month periods.

(3) The actual number of shares outstanding on the respective record dates is as follows:

                           1994                                                                     1993
            -----------------------------------                                     ----------------------------------
            Record Date              No. Shares                                     Record Date             No. Shares
            -----------              ----------                                     -----------             ----------
            February 11             160,440,356                                     February 12            160,346,461
            May 13                  160,431,004                                     May 14                 160,340,017

(4)   A summary of inventories follows:

                                                                    June 30, 1994             December 31, 1993
                                                                    -------------             -----------------
             FIFO Cost:
                 Raw materials                                            $  80,955                   $  75,978
                 Work-in-process                                             18,495                      15,964
                 Finished goods                                             219,918                     224,023
                                                                            -------                     -------
                                                                            319,368                     315,965
             Excess of FIFO over LIFO cost                                  (14,492)                    (12,528)
                                                                            -------                     -------
                                                                           $304,876                    $303,437
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

      The Company's marketable securities are classified as available-for-sale and are carried at fair value which approximates cost. The Company's portfolio at June 30, 1994, consists of debt securities ($10,000), all of which mature in less than one year, and equity securities ($42,199). In addition, at June 30, 1994, cash equivalents include commercial paper ($21,916) maturing generally in 60 days or less.

(6) At June 30, 1994, and December 31, 1993, intangible and other assets, net include the excess of cost over net assets of businesses acquired of $101,379 and $44,862, respectively, net of accumulated amortization of $15,036 and $15,367, respectively.

(7) In April 1994, the Company completed a previously announced joint venture with Richell Corporation, a leading Japanese housewares manufacturer.
      The Company holds a 40% equity interest in the venture and intends to increase its holding to a majority position by the end of 1994.


                                                                  (Continued)

                   RUBBERMAID INCORPORATED AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
       ----------------------------------------------------------------
               (Dollars in thousands except per share amounts)


(7)   (Continued)

      In May 1994, the Company ended its European housewares joint venture with DSM, the Dutch chemical group. Under the terms of the dissolution agreement, the Company will be free to enter the European housewares market after a brief transition period.

      In June 1994, the Company acquired Carex Health Care Products, a manufacturer and marketer of bath safety products, personal care accessories, and other products designed to assist the aging and physically challenged, in a cash transaction accounted for as a purchase, and Empire Brushes, Inc., a manufacturer and marketer of brushes, brooms, and mops for home and commercial use, in a stock transaction accounted for as a purchase. These acquisitions had no effect on the second quarter's results of operations.



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

                   RUBBERMAID INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

Results of Operations
- - ---------------------
Net sales for the three-month period ended June 30, 1994, increased 9% over the second quarter of 1993. For the six-month period ended June 30, 1994, sales increased 5% over the comparable 1993 period reflecting the slower sales growth earlier in the year. Unit volume increased in the second quarter and year-to-date periods by 10% and 6%, respectively, while price realization in both periods decreased by 1% as promotions continued on certain key products.

Net earnings for the second quarter of 1994 increased 11% over the comparable 1993 period. For the first six months of 1994, net earnings increased 7% over 1993 reflecting the lower-than-normal sales volume increases during the first quarter offset by product cost control measures and productivity improvements.

Cost of sales as a percent of net sales for the quarter was slightly higher than the same quarter last year. Cost of sales during the quarter were negatively impacted by aggressive actions taken to reduce and balance inventories and by higher LIFO expense partially offset by productivity improvements. Cost of sales as a percent of net sales for the six months was slightly lower than the comparable 1993 period reflective of tight cost controls, strong productivity improvements and reduced LIFO expense partially offset by the second quarter actions to balance inventories and unabsorbed fixed manufacturing costs in the first quarter due to the harsh weather conditions.

Selling, general, and administrative expenses as a percent of net sales for the quarter and six months were approximately even with the corresponding periods of last year. Continued emphasis on productivity improvements and controls over discretionary spending allowed the same level of operating expenses, as a percent of sales, to be maintained while continuing the funding of marketing and advertising programs and investing in research and development.

Miscellaneous, net during the second quarter was favorably impacted by the gain recognized from the dissolution of the European housewares joint venture.

As a result of the Omnibus Budget Reconciliation Act of 1993 signed into law in August 1993, the effective tax rates for the second quarter and six months of 1994 rose to 38.2% and 38.3%, respectively, compared to 36.9% and 37.3%, respectively, for the comparable 1993 periods.

Changes in Financial Condition
- - ------------------------------
During the first six months of 1994, cash and cash equivalents decreased by $54.0 million as cash generated from operations of $33.3 million was exceeded by cash used for investing activities of $45.4 million and cash used for financing activities of $41.9 million. Cash generated from operations was primarily the result of net income, non-cash depreciation charges, and reduced inventory levels exceeding an increase in receivables and reduced payables.
The higher receivables reflected the increased level of sales, dating, and some lengthening of collections. The cash used by investing activities was primarily the result of cash used to purchase marketable securities and for new investments in property, plant, and equipment exceeding the proceeds from the sale of marketable securities. Cash used for financing activities was primarily cash dividends paid to shareholders.

                   RUBBERMAID INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

Other
- - -----
In April 1994, the Company completed a previously announced joint venture with Richell Corporation, a leading Japanese housewares manufacturer. The Company holds a 40% equity interest in the venture and intends to increase its holding to a majority position by the end of 1994.

In May 1994, the Company ended its European housewares joint venture with DSM, the Dutch chemical group. Under the terms of the dissolution agreement, the Company will be free to enter the European housewares market after a brief transition period.

In June 1994, the Company acquired Carex Health Care Products, a manufacturer and marketer of bath safety products, personal care accessories, and other products designed to assist the aging and physically challenged, in a cash transaction accounted for as a purchase, and Empire Brushes, Inc., a manufacturer and marketer of brushes, brooms, and mops for home and commercial use, in a stock transaction accounted for as a purchase. These acquisitions had no effect on the second quarter's results of operations.

                           PART II. OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders:

          At the Annual Meeting of Shareholders held on April 26, 1994, the Shareholders of Registrant voted on the following matters with results as indicated:

             A. A proposal to approve Registrant's Management Incentive Plan in order to meet tax deductibility requirements of the Omnibus Budget Reconciliation Act of 1993:

                 For          127,308,382          Abstain             1,550,064
                 Against        2,951,269          Broker Non-Vote             0

             B. A proposal to approve a Chief Executive Officer Incentive Plan in order to meet tax deductibility requirements of the Omnibus Budget Reconciliation Act of 1993:

                 For          126,498,280          Abstain             1,651,146
                 Against        3,660,289          Broker Non-Vote             0

             C. A proposal to amend the 1989 Restricted Stock Incentive Plan to provide for the granting of stock options and stock appreciation rights in addition to restricted stock awards; and further, to meet the tax deductibility requirements of the Omnibus Budget Reconciliation Act of 1993:

                 For         116,991,660           Abstain             1,133,495
                 Against      13,684,560           Broker Non-Vote             0

             D.  A shareholder proposal concerning the tabulation of proxies:

                 For        14,745,987            Abstain           4,563,029
                 Against    96,001,150            Broker Non-Vote  16,769,549

Item 6.  Exhibit and Reports on Form 8-K.

             (a) Exhibit 15.  Letter regarding unaudited interim financial information.
             (b) There were no reports on Form 8-K for the three months ended
                 June 30, 1994.

                                   SIGNATURES
                                   ----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            RUBBERMAID INCORPORATED

DATE:   August 9, 1994                  /s/ James A. Morgan
      -------------------       ---------------------------------------
                                            James A. Morgan
                                        Senior Vice President,
                                     General Counsel and Secretary


DATE:   August 9, 1994                  /s/ John L. Theler
      -------------------       ---------------------------------------
                                            John L. Theler
                                 Vice President & Corporate Controller
                                     (Chief Accounting Officer)