Form 10-Q
period 1994-09-30
RUBBERMAID INC
filed 1994-11-14
CIK 85627

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1994

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
                                                      Yes  X    No
                                                          ---      ---


Common Shares, Par Value $1.00, Outstanding at September 30, 1994 --161,615,912

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                    RUBBERMAID INCORPORATED AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (Unaudited)
                (Dollars in thousands except per share amounts)


                                                                                           Three Months Ended
                                                                                           ------------------
                                                                                Sept. 30, 1994           Sept. 30, 1993
                                                                                --------------           --------------
Net sales                                                                            $580,271                  $515,208
Cost of sales                                                                         391,119                   327,791
Selling, general, and administrative expenses                                          86,291                    85,620
Other charges (credits), net:
    Interest expense                                                                    2,316                     1,865
    Interest income                                                                    (1,584)                   (1,189)
    Miscellaneous, net                                                                 (3,784)                    1,215
                                                                                    ---------                  --------
                                                                                       (3,052)                    1,891
                                                                                    ---------                  --------
Earnings before income taxes                                                          105,913                    99,906
Income taxes                                                                           39,154                    39,525
                                                                                    ---------                  --------

Net earnings                                                                        $  66,759                  $ 60,381
                                                                                    =========                  ========



Net earnings per Common Share (note 2)                                              $     .41                  $    .37
                                                                                    =========                  ========

Dividends paid per Common Share (note 3)                                            $   .1125                  $  .0975
                                                                                    =========                  ========

See accompanying notes to condensed consolidated financial statements.

                    RUBBERMAID INCORPORATED AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (Unaudited)
                (Dollars in thousands except per share amounts)

                                                                                           Nine Months Ended
                                                                                           -----------------
                                                                              Sept. 30, 1994              Sept. 30, 1993
                                                                              --------------              --------------
Net sales                                                                         $1,603,017                 $ 1,487,345
Cost of sales                                                                      1,080,812                     983,951
Selling, general, and administrative expenses                                        253,159                     243,825
Other charges (credits), net:
    Interest expense                                                                   5,951                       5,630
    Interest income                                                                   (4,092)                     (3,536)
    Miscellaneous, net                                                               (11,841)                     (2,143)
                                                                                  ----------                 -----------
                                                                                      (9,982)                        (49)
                                                                                  ----------                 -----------
Earnings before income taxes                                                         279,028                     259,618
Income taxes                                                                         105,503                      99,046
                                                                                  ----------                 -----------

Net earnings                                                                      $  173,525                 $   160,572
                                                                                  ==========                 ===========



Net earnings per Common Share (note 2)                                            $     1.08                 $      1.00
                                                                                  ==========                 ===========

Dividends paid per Common Share (note 3)                                          $    .3375                 $     .2925
                                                                                  ==========                 ===========


See accompanying notes to condensed consolidated financial statements.

                    RUBBERMAID INCORPORATED AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                (Dollars in thousands except per share amounts)


                                                                                      Sept. 30, 1994            Dec. 31, 1993
                                                                                      --------------            -------------
                                                                                        (Unaudited)
                                                                     Assets
                                                                     ------
Current assets:
    Cash and cash equivalents                                                           $   86,952                 $  127,802
    Marketable securities (note 5)                                                          25,999                     66,260
    Receivables, less allowance for doubtful accounts
      of $11,645 in 1994 and $13,886 in 1993                                               528,093                    322,284
    Inventories  (note 4)                                                                  286,988                    303,437
    Prepaid expenses                                                                        17,079                      9,961
                                                                                        ----------                 ----------

                    Total current assets                                                   945,111                    829,744

Property, plant, and equipment, net                                                        580,200                    572,136

Intangible and other assets, net (note 6)                                                  159,472                    111,244
                                                                                        ----------                 ----------

Total Assets                                                                            $1,684,783                 $1,513,124
                                                                                        ==========                 ==========


                                  (Continued)

                      CONDENSED CONSOLIDATED BALANCE SHEET
                (Dollars in thousands except per share amounts)


                                                                                    Sept. 30, 1994              Dec. 31, 1993
                                                                                    --------------              -------------
                                                                                        (Unaudited)

                                               Liabilities and Shareholders' Equity
                                               ------------------------------------
Current liabilities:
    Notes payable                                                                    $       9,570              $      12,783
    Long-term debt, current                                                                    871                      2,519
    Payables                                                                               100,002                    116,401
    Accrued liabilities                                                                    168,159                    127,611
                                                                                         ---------                  ---------

                    Total current liabilities                                              278,602                    259,314

Other deferred liabilities                                                                 112,326                    103,914
Long-term debt, non-current                                                                 12,559                     19,414

Shareholders' equity:
    Preferred stock, without par value.
       Authorized 20,000,000 shares; none issued                                                 -                          -
    Common Shares of $1 par value.
       Authorized 400,000,000 shares; issued
       162,677,082 shares in 1994 and 160,357,090
       shares in 1993                                                                      162,677                    160,357
    Paid-in capital                                                                         69,745                     10,515
    Retained earnings                                                                    1,086,176                    966,928
    Foreign currency translation adjustment                                                 (8,649)                    (4,613)
    Treasury shares, at cost (1,061,170 shares in
        1994 and 89,826 shares in 1993) (note 7)                                           (28,653)                    (2,705)
                                                                                       -----------               ------------
            Total shareholders' equity                                                   1,281,296                  1,130,482
                                                                                       -----------               ------------

Total Liabilities and Shareholders' Equity                                              $1,684,783                 $1,513,124
                                                                                       ===========                ===========


See accompanying notes to condensed consolidated financial statements.

                    RUBBERMAID INCORPORATED AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                             (Dollars in thousands)

( ) Denotes decrease in cash and cash equivalents
                                                                                               Nine Months Ended
                                                                                               -----------------
                                                                                   Sept. 30, 1994            Sept. 30, 1993
                                                                                   --------------            --------------
Cash flows from operating activities:
   Net earnings                                                                          $173,525                  $160,572
   Adjustments to reconcile net earnings to net
       cash from operating activities:
          Depreciation                                                                     68,594                    64,605
          Changes in accounts receivable                                                 (192,827)                 (148,974)
          Changes in inventories                                                           28,471                       741
          Changes in payables                                                             (31,189)                   11,577
          Changes in accrued liabilities                                                   37,431                    55,670
          Other, net                                                                       16,676                      (764)
                                                                                        ---------                ----------
          Net cash from operating activities                                              100,681                   143,427

Cash flows from investing activities:
   Purchase of marketable securities                                                     (179,489)                        -
   Proceeds from sale of marketable securities                                            219,760                         -
   Additions to property, plant, and equipment                                            (74,286)                  (79,144)
   Other, net                                                                              (4,000)                   (1,790)
                                                                                        ---------                 ---------
          Net cash from investing activities                                              (38,015)                  (80,934)

Cash flows from financing activities:
   Cash dividends paid                                                                    (54,277)                  (46,900)
   Proceeds from long-term borrowings                                                       1,533                         -
   Repayment of long-term debt                                                            (20,199)                   (3,198)
   Common stock repurchased                                                               (27,360)                        -
   Other, net                                                                              (3,213)                   (2,327)
                                                                                        ---------                  --------
          Net cash from financing activities                                             (103,516)                  (52,425)
                                                                                        ---------                  --------

          Net change in cash and cash equivalents                                         (40,850)                   10,068

Cash and cash equivalents at beginning of year                                            127,802                   122,494
                                                                                        ---------                  --------

Cash and cash equivalents at September 30                                               $  86,952                 $ 132,562
                                                                                         ========                  ========

Supplemental cash flow information:
   Income taxes paid                                                                    $  85,993                 $  76,992
   Interest paid                                                                        $   6,821                 $   6,666
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

(2) Net earnings per Common Share is computed based on average shares outstanding of 162,038,862 and 160,337,000 for the respective 1994 and 1993 three-month periods and 160,860,827 and 160,315,739 for the respective nine-month periods.

(3) The actual number of shares outstanding on the respective record dates is as follows:

                           1994                                                                    1993
            -----------------------------------                                     ----------------------------------
            Record Date              No. Shares                                     Record Date             No. Shares
            -----------              ----------                                     -----------             ----------
            February 11             160,440,356                                     February 12            160,346,461
            May 13                  160,431,004                                     May 14                 160,340,017
            August 12               161,589,575                                     August 13              160,336,901

(4)   A summary of inventories follows:

                                                                       Sept. 30, 1994               Dec. 31, 1993
                                                                       --------------               -------------
             FIFO Cost:
                 Raw materials                                            $  98,979                   $  75,978
                 Work-in-process                                             19,814                      15,964
                 Finished goods                                             188,877                     224,023
                                                                           --------                    --------
                                                                            307,670                     315,965
             Excess of FIFO over LIFO cost                                  (20,682)                    (12,528)
                                                                           --------                    --------
                                                                           $286,988                    $303,437
                                                                           ========                    ========

(5) Effective January 1, 1994, the Company adopted FAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." There was no significant impact resulting from the adoption of the statement. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date.

      The Company's marketable securities are classified as available-for-sale and are carried at fair value which approximates cost. The Company's portfolio at September 30, 1994, consists of equity securities ($25,999). In addition, at September 30, 1994, cash equivalents include commercial paper ($16,762) maturing generally in 60 days or less.

(6) At September 30, 1994, and December 31, 1993, intangible and other assets, net include the excess of cost over net assets of businesses acquired of $106,158 and $44,862, respectively, net of accumulated amortization of $15,624 and $15,367, respectively.

(7) As part of a program previously authorized by the Board of Directors, the Company purchased 1,014,800 common shares for its treasury during the third quarter of 1994 at an aggregate cost of $27,360.

(8) In April 1994, the Company completed a previously announced joint venture with Richell Corporation, a leading Japanese housewares manufacturer.
      The Company initially held a 40% equity interest in the venture, and subsequent to September 30, 1994 exercised an option to increase its equity interest to 51%.
                                                                     (Continued)

                    RUBBERMAID INCORPORATED AND SUBSIDIARIES

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)
      -----------------------------------------------------------------
               (Dollars in thousands except per share amounts)


(8)   (Continued)

      In May 1994, the Company ended its European housewares joint venture with DSM, the Dutch chemical group. Under the terms of the dissolution agreement, the Company will be free to enter the European housewares market on an unrestricted basis after a brief transition period.

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

      In September 1994, the Company sold its casual outdoor resin furniture business to the Outdoor Products Group of Sunbeam-Oster Company, Inc. (Sunbeam). Under the terms of the asset purchase agreement, Sunbeam acquired specific tangible assets and assumed certain liabilities.

      In October 1994, the Company acquired the assets of Glenwood Systems Pty. Ltd. and related companies, well known in Australia as Ausplay, an innovative designer and marketer of high-quality commercial playground equipment.

      In November 1994, the Company sold the assets of the Davson Division of Rubbermaid Office Products to Quartet Manufacturing Company.

      In November 1994, the Company announced that an agreement with Royal Plastics Group Limited of Canada was reached to form a joint venture for the manufacture and marketing of modular, plastic components and kits for small structures, such as storage buildings and sheds, in consumer, industrial, commercial and agricultural markets. Each partner will own 50 percent of the new company.


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

                    RUBBERMAID INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

Results of Operations
- ---------------------
Net sales for the three-month period ended September 30, 1994, increased 13% over the third quarter of 1993. For the nine-month period ended September 30, 1994, sales increased 8% over the comparable 1993 period as sales levels continued to improve from the slower sales growth experienced earlier in the year. Unit volume increased in the third quarter and year-to-date periods by 15% and 9%, respectively, while price realization was a negative 2% for the quarter and a negative 1% for the nine months as promotions continued particularly to strengthen competitiveness on certain key products. Acquisitions made in the second quarter of 1994, Empire Brushes and Carex Health Care Products, contributed approximately 5% of the Company's sales and volume growth for the third quarter versus the prior year period.

Net earnings for the third quarter of 1994 increased 11% over the comparable 1993 period. For the first nine months of 1994, net earnings increased 8% over 1993 reflecting the lower-than-normal sales volume increases during the first quarter offset by strengthening volume growth in the second and third quarters. Earnings growth was also driven by product cost control measures and productivity improvements which overshadowed lower selling prices as well as a third quarter increase in the cost of plastic resin.

Cost of sales as a percent of net sales for the third quarter of 1994 was 67.4% versus 63.6% in the year ago period and equal to the 67.4% level realized in the first half of this year. Commodity resin prices began to rise significantly during the quarter, compared with the stable costs experienced in the first half of this year. These higher raw material costs, which increased faster than inflation, resulted in a LIFO charge of approximately $6 million in the third quarter of 1994 compared with a LIFO credit of approximately $3 million in the prior year third quarter, a $9 million unfavorable swing. Cost of sales during the quarter was also negatively impacted by the continued actions taken to reduce and balance inventories. This impact as well as the increase in raw material costs during the quarter was partially offset by strong productivity improvements. Cost of sales as a percent of net sales for the nine months was slightly more than one percentage point higher than the comparable 1993 period reflecting the higher raw material prices, impact of actions taken to balance inventories, and first quarter unabsorbed fixed manufacturing costs associated with the harsh weather conditions largely offset by tight cost controls and strong productivity improvements.

Additional resin price increases have been recently announced, and as a result, resin costs are expected to rise further in the fourth quarter. This escalation of resin costs is expected to lead to additional increases in the Company's selling prices. The realization of such price increases, however, will lag the resin cost increases in the fourth quarter.

Selling, general, and administrative expenses as a percent to net sales for the three and nine-month periods ending September 30, 1994, were lower than the comparable 1993 periods as a result of continued emphasis on productivity improvements and controls over discretionary spending. The continued emphasis on value improvements allowed the Company to leverage the dollar level of operating expenses and reduce them as a percent of net sales, while continuing the aggressive funding of marketing and brand building programs and investing in research and development.

Miscellaneous, net during the third quarter was favorably impacted by the gain recognized from the sale of the casual outdoor resin furniture business, and was also favorably impacted during the nine-month period ended September 30, 1994, by the gain recognized from the dissolution of the European housewares joint venture.
                                     - 8 -

                    RUBBERMAID INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

Results of Operations (Continued)
- ---------------------
The effective tax rate for the third quarter was 37.0% versus 38.2% in the second quarter. The difference reflects a downward revision of the estimated effective tax rate for 1994 to just under 38%, partially attributable to the sale of the casual outdoor furniture business. Last year's third quarter tax rate of 39.6% was unusually high as a result of the retroactive adjustment made to give effect to the Omnibus Budget Reconciliation Act of 1993, signed into law in August 1993 which increased the U. S. corporate tax rate retroactive to January 1, 1993.

Changes in Financial Condition
- ------------------------------
During the first nine months of 1994, cash and cash equivalents decreased by $40.9 million as cash generated from operations of $100.6 million was exceeded by cash used for investing activities of $38.0 million and cash used for financing activities of $103.5 million. Cash generated from operations was primarily the result of net income, non-cash depreciation charges, increased accrued liabilities, and reduced inventory levels exceeding an increase in receivables and reduced payables. The higher receivables reflected the increased level of sales, dating and some lengthening of collections. The cash used by investing activities was primarily the result of cash used to purchase marketable securities and for new investments in property, plant, and equipment exceeding the proceeds from the sale of marketable securities. Cash used for financing activities was primarily cash dividends paid to shareholders, repayment of long-term borrowings, and repurchase of 1,014,800 common shares for the Company's treasury as part of a stock repurchase program previously authorized by the Board of Directors.

Other
- -----
During the second quarter of 1994, the Company completed a previously announced joint venture with Richell Corporation, a leading Japanese housewares manufacturer, ended its European housewares joint venture with DSM, the Dutch chemical group, and acquired two businesses -- Carex Health Care Products and Empire Brushes, Inc.

During the third quarter, the Company began the integration of Carex Health Care Products and Empire Brushes, Inc. In September 1994, the Company exited its casual outdoor resin furniture business through a sale of assets.

Subsequent to September 30, 1994, the Company continued its business development activities with the acquisition of Ausplay, a designer and marketer of high-quality commercial playground equipment. In addition to being a playground equipment market leader in Australia, Ausplay has an established sales network throughout the Pacific Rim and a line of "contained play" systems. Also in October, the Company exercised its option to increase to 51% its equity interest in Rubbermaid Japan, the joint venture with Richell Corporation, to sell and develop housewares, leisure and seasonal products to the Japanese market. In November 1994, the Company sold the assets of the Davson Division of Rubbermaid Office Products to Quartet Manufacturing Company. Also in November, the Company announced that an agreement with Royal Plastics Group Limited of Canada was reached to form a joint venture for the manufacture and marketing of modular, plastic components and kits for small structures, such as storage buildings and sheds, in consumer, industrial, commercial and agricultural markets.

                    RUBBERMAID INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


Other (Continued)
- -----
For further information relating to the Company's business development activities, refer to Note 8 of the Condensed Consolidated Financial Statements.

                           PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

          (a) Exhibit 15.  Letter regarding unaudited interim financial information.
              Exhibit 27.  Financial data schedule.
          (b) There were no reports on Form 8-K for the three months ended September 30, 1994.





                                  SIGNATURES
                                  ----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            RUBBERMAID INCORPORATED

DATE:   November 14, 1994                     /s/ James A. Morgan
        -----------------            -------------------------------------
                                              James A. Morgan
                                           Senior Vice President,
                                        General Counsel and Secretary


DATE:   November 14, 1994                     /s/ John L. Theler
        -----------------            -------------------------------------
                                                  John L. Theler
                                     Vice President & Corporate Controller
                                          (Chief Accounting Officer)