Form 10-K
RUBBERMAID INC
filed 1995-03-27
CIK 85627

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended DECEMBER 31, 1994
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission file number 1-4188

                            RUBBERMAID INCORPORATED
                            -----------------------
             (Exact name of Registrant as specified in its charter)

             OHIO                                        34-0628700
             ----                                        ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

1147 AKRON ROAD, WOOSTER, OHIO                          44691-6000
------------------------------                          ----------
(Address of principal executive office)                 (Zip Code)

Registrant's telephone number, including area code - 216-264-6464
                                                     ------------

Securities registered pursuant to Section 12(b) of the act:

       Title of each class            Name of each exchange on which registered
COMMON, PAR VALUE $1.00 PER SHARE               NEW YORK STOCK EXCHANGE
---------------------------------               -----------------------

Securities registered pursuant to Section 12(g) of the act:  NONE
                                                             ----

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.  Yes   X   No
                            ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Common Shares, Par Value $1.00, Outstanding at January 31, 1995 -- 160,965,042. Aggregate market value of such shares held by non-affiliates of Registrant as of that date -- $4,686,567,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Proxy Statement for the Annual Meeting of Shareholders on April 25, 1995 -- Part III

Consolidated financial statements and other data from Registrant's 1994 Annual Report to Shareholders -- Parts I and II

                                     PART I
                                     ------

ITEM 1.          BUSINESS
-------------------------

                 General
                 -------

                 Registrant was incorporated under the laws of the State of Ohio in 1920. Registrant and its subsidiaries operate in one industry segment which consists of the manufacture, marketing, selling, and distribution of plastic and rubber products consumed primarily by the end-user in the consumer, commercial, industrial, agricultural, office, marine, automotive accessories, contract, and juvenile markets. They include such items as housewares; home horticulture products; decorative coverings; leisure and recreational products; infant and children's toys; furniture, office, and industrial products; and products used in food service, health care, and sanitary maintenance. Registrant's products are distributed through its own sales personnel and manufacturers' agents to a variety of retailers and wholesalers, including mass merchandisers, toy stores, catalog showrooms, and distributors serving institutional markets.

                 Registrant's basic philosophy is to offer products of high value and quality to the user. Value is that best combination of price, quality, service, timeliness and innovation as perceived by consumers and customers. The Corporate objectives, since the late-1970's, have been, and continue to be, to increase sales, earnings, and earnings per share 15% per year, compounded annually. This growth is expected to come from a combination of maximizing core businesses through product line and market extensions, new product introductions, global expansion of the business, and selective acquisitions.

                 Registrant's primary focus is to achieve its earnings and earnings per share growth objective of 15%, compounded annually. Initially, the sales growth objective was based on certain fundamental assumptions: an increase of 3-5% in U. S. Gross Domestic Product (GDP); inflation of 2-4% in Registrant's pricing; and, unit volume growth averaging around 11%. Since Gross Domestic Product increases have been below this assumption and Registrant's pricing was essentially flat for the past several years, sales growth was less than the 15% targeted increase although Registrant was successful in implementing cost reductions and productivity improvement programs to leverage the sales growth towards the earnings goals.

                 In 1994, in recognition of this changed macro-economic environment, Registrant announced two new strategic initiatives aimed at achieving above-GDP growth to reach its primary objectives of 15% sales and earnings growth; this, despite a forecast of price inflation averaging only 1-2% over the next five years. The first initiative is a value improvement process aimed at increasing value and productivity. The second initiative is to invest those value improvements and cost savings to accelerate Registrant's worldwide growth enhancements of accelerated new product introductions, quicker entry into new markets, increased competitiveness, new business development, and the globalization of core businesses.

                 Among the businesses acquired by Registrant are The Little Tikes Company (1984); Gott Corporation (1985); Seco Industries, Inc. (1986); MicroComputer Accessories, Inc. (1986); Viking Brush Limited (1987); EWU (AG)
(1990); Eldon Industries, Inc. (1990); CIPSA (1992); Iron Mountain Forge Corporation (1992); Empire Brushes, Inc. (1994); Carex Inc. (1994); and Glenwood Systems Pty. Ltd (Ausplay)(1994).

                 The companies acquired by Registrant shared many common characteristics with Registrant including a high-quality image, emphasis on new product development and customer service, similar materials and/or manufacturing processes, and similar distribution channels.

                 CIPSA, the leading plastic housewares manufacturer and marketer in Mexico operates as Rubbermaid de Mexico and is a part of the Home Products Division.

                 Empire Brushes, Inc., now Rubbermaid Cleaning Products Inc., which reports to the Home Products Division is a leading manufacturer and marketer of brushes, brooms, and mops for home and commercial use resulting from the integration of Empire Brushes' products and facilities with Registrant's existing household cleaning products business.

                 In 1994, Registrant sold its 40% interest in the Curver Rubbermaid European housewares joint venture to DSM who held the remaining 60%. On March 1, 1995, Registrant acquired Injectaplastic S.A., a French manufacturer and marketer of plastic housewares and other products which will provide a vehicle for re-entry into the European housewares market.

                 Iron Mountain Forge Corporation, which reports to The Little Tikes Company, is a leading manufacturer and marketer of commercial playground equipment. Registrant expects that the synergy with Little Tikes will increase Iron Mountain Forge's strengths in the parks, schools and recreational areas and accelerate the development of the attractive growing child care market. Ausplay, a leading marketer and designer of commercial playground equipment in Australia expands the geographic distribution of commercial play structures and will enhance future growth capabilities in additional geographic markets and new products.

                 Carex is a growing manufacturer and marketer of bath safety products, personal care accessories, daily living aids, and other products designed to assist the aging and physically challenged. Registrant expects to stimulate further sales growth by integrating Carex to enhance product development and product line offerings.

                 In April 1994, Registrant completed a joint venture with Richell Corporation, a leading Japanese housewares manufacturer. The joint venture, Rubbermaid Japan Inc., develops, markets, and sells housewares, leisure, and specialty products for the Japanese market. Registrant initially held a 40% equity interest in the venture and, in October 1994, exercised an option to increase its equity interest to 51%.

                 In January, 1995, Registrant formed Royal Rubbermaid Structures Ltd., a joint venture with Royal Plastics Group Limited of Canada, for the manufacture and marketing of modular, plastic components, and kits for small structures, such as storage buildings and sheds, in consumer, industrial, commercial, and agricultural markets. Each partner owns 50% of the joint venture. Sale of joint venture products are expected to commence by mid-year 1995.

                 Additional expansion has come from new operations formed from existing businesses to focus on specific segments of their markets.

                 Rubbermaid Specialty Products Inc. was formed in 1988 to consolidate seasonal products with similar channels of distribution into one operation. The GOTT line of insulated products and BLUE ICE refreezable ice substitute were also integrated into this business and rebranded with the Rubbermaid name. This creates the opportunity to utilize seasonal product synergies which, coupled with the Rubbermaid brand, increase critical marketing mass at the trade level. In 1994, the casual outdoor resin furniture business of Specialty Products, including the manufacturing facility in Stanley, North Carolina, was sold. This will allow Specialty Products to focus its resources and management more effectively on its core competencies.

                 During 1988 Registrant established an Office Products Division which combined the activities of home office products from the Home Products Division, commercial office products from Rubbermaid Commercial Products Inc., and MicroComputer Accessories, Inc. The Division enhanced service for traditional customers while capitalizing on the emerging distribution trends in the industry with concentrated marketing and distribution and a complete and diversified line of products. Early in 1991, the Office Products Division and Eldon Industries, Inc., were combined to form Rubbermaid Office Products Inc., located in Maryville, Tennessee, to capitalize on their many synergies and to improve support and service to customers. During 1994, Registrant sold the Davson Division of Rubbermaid Office Products Inc. because the Davson product line was not considered a long term strategic fit for the business and merged the MicroComputer Accessories, Inc. company into Rubbermaid Office Products Inc.

                 The percent of net sales contributed by each of the consumer and institutional classes of products for the three years ended December 31, 1994, was as follows:



                                  NET SALES
                                  ---------

                                   Consumer           Institutional
                                   --------           -------------
                  1994                79%                  21%
                  1993                78%                  22%
                  1992                77%                  23%



                 Raw Materials
                 -------------

                 The principal raw materials used in the manufacture of Registrant's products are various plastic resins and synthetic rubber (all of which are derivatives of petroleum or natural gas liquids) and color concentrates. All of these items are available from numerous competitive sources. Even though a significant portion of Registrant's raw materials are derivatives of natural gas, the increase in crude oil costs during 1990 resulting from the Persian Gulf crisis was reflected in Registrant's costs of raw materials. As crude oil costs returned to lower levels, so did resin prices. From 1990 until 1994, resin costs remained at a more stable supply/demand level. In 1994, resin costs began to escalate rapidly late in the year, as demand for resin increased and supply tightened. Registrant expects to obtain adequate resins for its needs and has accelerated its continuing program of substituting available or reformulated resins where practical and consistent with quality considerations.

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

                 Seasonality
                 -----------

                 Historically, the year-end holiday season records the highest sales volume for the toy industry; however, the Little Tikes spring and summer products have served to more evenly balance monthly shipments. Rubbermaid Specialty Products concentrates its efforts on product categories of a seasonal nature, including insulated products, planters, and bird feeders. Insulated product sales are highest during the first six months of the year, and inventories are built during the other periods of the year in order to more easily accommodate demand. No material portion of Registrant's other businesses is of a highly seasonal nature.

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

                 Customers
                 ---------

                 Sales are made to a broad range of customers, one of which accounted for 15%, 14%, and 13% of net sales in 1994, 1993, and 1992, respectively. Due in part to Registrant's perception that consumers are loyal to Registrant's brand names, Registrant does not believe that the loss of any one customer would have a materially adverse effect on its business.

                 Backlog
                 -------

                 Registrant produces to and sells from inventory for the majority of its products. The amount of backlog existent at any one time is not a significant factor in the business.

                 Competition
                 -----------

                 All markets served by Registrant and its subsidiaries are competitive as to price, service, and product performance. Most of Registrant's products compete not only with those of other manufacturers using similar raw materials but also with products manufactured from other materials. Many of the competitor companies are either closely held or are divisions of larger entities. Registrant is recognized as a strong competitive factor in the marketplace, but there is no reliable quantitative manner in which the aggregate competitive position of Registrant can be determined.

                 Research and Development
                 ------------------------

                 Registrant expended approximately $27,747,000, $28,202,000, and $25,951,000 during 1994, 1993, and 1992, respectively, on research activities related to product, process and materials development, and mold design. These costs are charged to operations as incurred.

                 Environmental Matters
                 ---------------------

                 Compliance with Federal, State, and local provisions, which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, is not expected to have an adverse effect upon the capital expenditures, earnings, or competitive position of Registrant and its subsidiaries. Reference is made to page 35 of the 1994 Annual Report to Shareholders, which is contained in
Exhibit 13 hereof, concerning further information regarding Registrant's Environmental Program.

                 Employees
                 ---------

                 The average number of persons employed by Registrant and its subsidiaries during 1994 was 12,939.

                 Foreign Operations
                 ------------------

                 Reference is made to page 33 of the 1994 Annual Report to Shareholders, which is contained in Exhibit 13 hereof, for information concerning Registrant's operations in different geographical areas. Export sales are not material and are, therefore, not separately stated.

                 To accelerate international growth, foreign businesses were repositioned in January 1990 to provide direct line reporting relationships with their counterpart domestic operation. The management of Rubbermaid businesses around the world, plus the coordination of sales in foreign markets, are the responsibility of the respective core operating companies. The Corporate role is to develop and coordinate with the core businesses strategic plans, priorities, and global operations. To improve efficiencies in the new regions being developed, staff functions are centralized, while the line functions are decentralized to each core business.

                 Registrant uses a variety of approaches to expand and develop international markets. To initiate market development in certain geographic areas, particularly new and developing markets, emphasis is placed on exporting from existing manufacturing facilities. Where market size and economics justify, manufacturing facilities are established - for example, Canada, Europe and Mexico. In markets where it is deemed appropriate to gain immediate access to manufacturing facilities or distribution, Registrant may make selective acquisitions. Licensing arrangements are used in those markets where the costs of importing are prohibitive and where Company-owned manufacturing is not economically justified. In addition, Registrant may use a combination of any or all of these approaches. Today, Rubbermaid products are distributed worldwide.

                 No greater known significant risk is attendant to the foreign business than to the domestic business conducted by Registrant and its subsidiaries.

ITEM 2.          PROPERTIES
---------------------------

                 Registrant and its subsidiaries have manufacturing and/or warehousing locations in 14 states and 9 foreign countries.

                 Major plant and warehouse locations of Registrant are as follows:

                          Home Products Division - Wooster and Akron, Ohio; Phoenix, Arizona; Sparks, Nevada (leased); Cortland, New York; Greenville, Robersonville, and Statesville, North Carolina; Cleburne and Greenville, Texas; Suffolk, Virginia (leased); Mississauga, Ontario and Montreal, Quebec (leased), Canada; Toyama, Japan; and Mexico City, Mexico.

                          Rubbermaid Specialty Products Inc. - Goddard and Winfield, Kansas.

                          The Little Tikes Company - Hudson and Sebring, Ohio; City of Industry, California (leased); Aurora and Farmington, Missouri; Shippensburg, Pennsylvania; Melbourne, Australia (leased); Guelph, Ontario, Canada (leased); Dublin, Ireland; and Differdange, Luxembourg.

                          Rubbermaid Commercial Products Inc. - Winchester, Virginia; Phoenix, Arizona (leased); Centerville, Iowa; Cleveland, Tennessee; Birmingham, England (leased); and Dietzenbach, Germany (leased).

                          Rubbermaid Office Products Inc. - Maryville,
                          Tennessee; Carson, California (leased); Silverwater, Australia (leased); Markham, Ontario, Canada (leased); Shefford, England (leased); and Coignieres, France (leased).

                          Carex Inc. - Newark, New Jersey (leased)

                 Certain portions of the Cortland, New York facility are leased from Industrial Development Authorities pursuant to industrial development bond financing; however, Registrant will own the facilities upon repayment of such financing. Certain other facilities are subject to mortgages securing industrial revenue bond financing.

                 The properties and facilities of Registrant and its subsidiaries are modern and suitable to the requirements of the business. On an overall basis, these facilities, with certain exceptions due primarily to general economic slowdowns, have been operated near capacity. As a general rule, continuing capital expenditures are required each year to provide the necessary plant, equipment, and tooling to support the growth of the business. To supplement its own facilities, Registrant has followed a practice of sourcing a portion of its production and warehousing requirements from third parties.

ITEM  3.         LEGAL PROCEEDINGS
----------------------------------

                 There are no material pending legal proceedings to which Registrant or any of its subsidiaries is a party.

ITEM  4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------

                 During the fourth quarter of the fiscal year covered by this Form 10-K, no matter was submitted to a vote of Registrant's shareholders, through the solicitation of proxies or otherwise.


                        Executive Officers of Registrant
                        --------------------------------

                                         Employed By
                                         -----------
                                          Registrant
                                          ----------
            Name               Age          Since                        Positions and Offices Held
            ----               ---          -----                        --------------------------
     Wolfgang R. Schmitt        51           1966        Chairman of the Board and
                                                         Chief Executive Officer
                                                            Mr.  Schmitt  has been  Chairman since  September 1993
                                                            and  Chief  Executive  Officer  since  November  1992;
                                                            previously from November 1992, Co-Chairman.  From  May
                                                            1991,   President   and   Chief   Operating   Officer,
                                                            Executive Vice President (1987-1991)  and President of
                                                            the Home  Products Division (1984-1990).   Employed by
                                                            Registrant  in  various  marketing  and  research  and
                                                            development assignments since 1966.


     Charles A. Carroll         45           1971        President and
                                                         Chief Operating Officer
                                                            Mr. Carroll was elected President  and Chief Operating
                                                            Officer of Registrant  in September 1993.   From 1990,
                                                            he  served as  President and  General  Manager of  the
                                                            Home  Products  Division  and  previously  from  1988,
                                                            President and General Manager  of Rubbermaid Specialty
                                                            Products.   He  has  been  employed by  Registrant  in
                                                            various sales and management capacities since 1971.

                        Executive Officers of Registrant
                        --------------------------------
                                         Employed By
                                         -----------
                                          Registrant
                                          ----------
      Name                     Age          Since                        Positions and Offices Held
      ----                     ---          -----                        --------------------------
Richard D. Gates                52           1973        Senior Vice President,
                                                         Business Development and Investor Relations
                                                            Mr. Gates  joined Registrant  as Assistant  Controller
                                                            in 1973 and  was elected Assistant Treasurer  in 1977,
                                                            Treasurer in  1979, and  Vice President  in 1980.   He
                                                            was named  Senior Vice  President, Investor  Relations
                                                            and  Corporate  Communications  in  1991  and  to  his
                                                            present position in 1992.

Lucius W. Hoffa, Jr.            51           1967        Senior Vice President,
                                                         Information Services
                                                            Mr.   Hoffa   was   named   Senior   Vice   President,
                                                            Information   Services  in   January   1995  and   was
                                                            previously  Vice  President of  Management Information
                                                            Services  of the Home Products Division from 1988.  He
                                                            has  been  employed  by Registrant  since  1967  in  a
                                                            variety of management information positions.

James A. Morgan                 59           1974        Senior Vice President,
                                                         General Counsel and Secretary
                                                            Mr. Morgan  joined Registrant  as Assistant  Secretary
                                                            and   Counsel  in   February  1974   and  was  elected
                                                            Secretary  in  1977, Vice  President  in  1979, Senior
                                                            Vice President in 1983, and General Counsel in 1988.

Michael E. Naylor               56           1992        Senior Vice President,
                                                         Operations
                                                            Mr.   Naylor   joined  Registrant   as   Senior   Vice
                                                            President, Technology and Environment in August  1992,
                                                            and  was named  Senior Vice  President,  Operations in
                                                            1994.     He  was   previously  with   General  Motors
                                                            Corporation for 25  years and most recently  served as
                                                            General  Director  of the  Military  Vehicle Business.
                                                            In previous assignments he was Executive  in charge of
                                                            Corporate Strategic  Planning and  Manager of Research
                                                            and   Development   for  the   Transportation  Systems
                                                            Division.

                        Executive Officers of Registrant
                        --------------------------------
                                         Employed By
                                         -----------
                                          Registrant
                                          ----------
      Name                     Age          Since                        Positions and Offices Held
      ----                     ---          -----                        --------------------------
David L. Robertson              49           1994        Senior Vice President,
                                                         Human Resources
                                                            Mr.  Robertson joined  Registrant in  April,  1994, as
                                                            Senior Vice  President, Human  Resources.   Previously
                                                            and from 1982, he was Vice  President, Human Resources
                                                            for Hillenbrand Industries.



George C. Weigand               43           1984        Senior Vice President
                                                         and Chief Financial Officer
                                                            Mr.  Weigand became  Senior Vice  President and  Chief
                                                            Financial Officer  in March,  1994, having  previously
                                                            served  as  Vice President  and  Corporate  controller
                                                            since 1992,  and Vice  President,  Auditing and  Taxes
                                                            from 1990.   Previously,  he was  Manager of  Auditing
                                                            and Taxes  from 1987  and prior,  thereto, Manager  of
                                                            Auditing.

John W. Dean, III               39           1988        Vice President and
                                                         Treasurer
                                                            Mr. Dean joined  Registrant as  Assistant Treasurer in
                                                            1988 and was  elected Vice President and  Treasurer in
                                                            1991.   He  was  previously  Director of  Banking  and
                                                            Finance with The Uniroyal Goodrich Tire Company.

John L. Theler                  47           1992        Vice President and
                                                         Corporate Controller
                                                            Mr.   Theler  joined  Registrant   in  1992   as  Vice
                                                            President  of  Finance  and Controller  for  the  Home
                                                            Products  Division and  was named  Vice  President and
                                                            Corporate Controller in 1994.  He  was previously with
                                                            the  General  Electric Company  from  1971,  where  he
                                                            served in  a  number  of senior  financial  management
                                                            positions.

                        Executive Officers of Registrant
                        --------------------------------
                                         Employed By
                                         -----------
                                          Registrant
                                          ----------
      Name                     Age          Since                        Positions and Offices Held
      ----                     ---          -----                        --------------------------
Fred S. Grunewald               44           1994        President and General Manager,
                                                         Home Products Division
                                                            Mr.  Grunewald  joined   Registrant  in  May  1994  as
                                                            President and  General  Manager of  the Home  Products
                                                            Division.     He  was  previously,  from   1992,  Vice
                                                            President  of   Marketing  and   Engineering  of   the
                                                            Household  Products   Division  of   Black  &   Decker
                                                            Corporation which he joined in 1988  as Vice President
                                                            Marketing  for its  International Group  and was named
                                                            President and General Manager  of the Global  Cordless
                                                            Group in 1990.

Gary E. Kleinjan                46           1980        President and General Manager,
                                                         The Little Tikes Company
                                                            Mr.  Kleinjan  was  appointed  President  and  General
                                                            Manager of The Little Tikes Company  in September 1994
                                                            having  previously  served as  President  and  General
                                                            Manager of Rubbermaid Office Products Inc. from  March
                                                            1994.    Prior thereto  and from  August 1992,  he was
                                                            Vice President  and General  Manager of  MicroComputer
                                                            Accessories, Inc.   Previously and  from 1988, he  was
                                                            Vice  President, Sales of  the Home  Products Division
                                                            where he held various sales assignments  since joining
                                                            Registrant in 1980.

Gary F. Mattison                54           1967        President and General Manager,
                                                         Rubbermaid Specialty Products Inc.
                                                            Mr.  Mattison  was  appointed  President  and  General
                                                            Manager  of  Rubbermaid  Specialty  Products  in  June
                                                            1993.  Prior  thereto  and  from  1979,  he  was  Vice
                                                            President,   Manufacturing   for  the   Home  Products
                                                            Division.   He  has  been  employed by  Registrant  in
                                                            various manufacturing assignments since 1967.

                        Executive Officers of Registrant
                        --------------------------------
                                         Employed By
                                         -----------
                                          Registrant
                                          ----------
     Name                      Age          Since                        Positions and Offices Held
     ----                      ---          -----                        --------------------------
Joseph M. Ramos                 53           1992        President and General Manager,
                                                         Rubbermaid Commercial Products Inc.
                                                            Mr.  Ramos joined  Rubbermaid  Commercial Products  on
                                                            January 1,  1992 as President and General Manager.  He
                                                            was previously employed  with 3M Company for  25 years
                                                            in   various   domestic   and   international   sales,
                                                            marketing, and general management assignments.





Carol S. Troyer                 51           1962        President and General Manager,
                                                         Rubbermaid Office Products Inc.
                                                            Ms. Troyer was named President and  General Manager of
                                                            Rubbermaid Office Products Inc. in 1994 having  served
                                                            previously from 1992 as President  and General Manager
                                                            of Rubbermaid  Canada Inc.   From  1991, she was  Vice
                                                            President  Invincible  Customer Services  of  the Home
                                                            Products Division  and prior thereto Eastern  Regional
                                                            Sales    Vice    President    for    the     Division.



All executive officers who are officers of Registrant are elected for a one-year term.


                                    PART II
                                    -------

ITEM 5.          MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
------------------------------------------------------------------------------
                 MATTERS
                 -------

                 Registrant's Common Shares are traded on the New York Stock Exchange under the symbol RBD. As of January 31, 1995, Registrant had approximately 31,000 shareholders of record. Reference is made to page 33 of the 1994 Annual Report to Shareholders, which is contained in Exhibit 13 hereof, for information concerning sales prices for and dividends paid on Registrant's Common Shares during 1994 and 1993.

ITEM 6.          SELECTED FINANCIAL DATA
----------------------------------------

                 Reference is made to pages 36 and 37 of the 1994 Annual Report to Shareholders, which are contained in Exhibit 13 hereof, which pages include the selected financial data for the five years ended December 31, 1994 as part of Registrant's "Consolidated Financial Summary", which information is incorporated by reference herein.

ITEM 7.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
----------------------------------------------------------------------------
                 AND RESULTS OF OPERATIONS
                 -------------------------

                 Reference is made to pages 34 and 35 of the 1994 Annual Report to Shareholders, which are contained in Exhibit 13 hereto, which include "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the years 1994, 1993, and 1992, which information is incorporated herein by reference.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------------------------------------------------------------

                 Reference is made to pages 25 through 33 of the 1994 Annual Report to Shareholders, which are contained in Exhibit 13 hereto, which include the consolidated financial statements and the notes thereto as of December 31, 1994 and 1993, and for each of the years in the three year period ended December 31, 1994, together with the independent auditors' report thereon of KPMG Peat Marwick LLP dated January 31, 1995, which information is incorporated herein by reference.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
----------------------------------------------------------------------------
                 AND FINANCIAL DISCLOSURE
                 ------------------------

                 Registrant has not changed its independent auditors, and there have been no reportable disagreements with such auditors regarding accounting principles or practices or financial disclosure matters.


                                    PART III
                                    --------

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
---------------------------------------------------------------

                 Information regarding the directors of Registrant is included under the caption "Information as to Board of Directors and Nominees" in Registrant's proxy statement dated March 10, 1995, and is incorporated herein by reference. Information regarding the executive officers of Registrant is included under a separate caption in Part I hereof and is incorporated by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

ITEM 11.         EXECUTIVE COMPENSATION
---------------------------------------

                 Information regarding the above is included under the caption "Executive Compensation" in Registrant's proxy statement dated March 10, 1995, and is incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------------------------------------------------------------------------------

                 Information regarding the above is included under the captions "Security Ownership of Certain Beneficial Owners" and "Ownership By Management" in Registrant's proxy statement dated March 10, 1995, and is incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
---------------------------------------------------------------

                 Information regarding the above is included under the caption "Security Ownership of Certain Beneficial Owners" in Registrant's proxy statement dated March 10, 1995, and is incorporated herein by reference.


                                    PART IV
                                    -------

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
-----------------------------------------------------------------------------
                 8-K
                 ---

        (a)      The following documents are filed as part of this Form 10-K
                 Report.

                 (1) The financial statements referred to in Item 8 above which are contained in Exhibit 13 hereto and which are incorporated by reference thereto.

                 (2) Exhibits 10(a) through 10(f) to this Item 14 constitute each executive compensation plan and arrangement of Registrant.

                 All schedules have been omitted because the material is not applicable, or is not required, or because the required information is shown in the consolidated financial statements or in the notes thereto, or is not otherwise material to the consolidated financial statements.

        (b) There were no reports on Form 8-K filed for the quarter ended December 31, 1994.

        (c)      Exhibits (numbered in accordance with Item 601 of Regulation
                 S-K).

                 (3a, 4a) Amended Articles of Incorporation of Rubbermaid Incorporated. Incorporated by reference from Exhibits 3a and 4a to Form 10-K for the year ended December 31, 1992.

                 (3b, 4b) Regulations of Rubbermaid Incorporated. Incorporated by reference from Exhibits 3b and 4b to Form 10-K for the year ended December 31, 1992.

                 (4c) Amended and Restated Rights Agreement between Rubbermaid Incorporated and The First National Bank of Boston. Incorporated by reference from
                             Exhibit 4 to Form 8 filed with the Commission on October 26, 1989.

                 (10a) Rubbermaid Incorporated Management Incentive Plan. Incorporated by reference from Exhibit 10a to Form 10-K for the year ended December 31, 1992.

                 (10b) Rubbermaid Incorporated Amended 1989 Restricted Stock Incentive and Option Plan. Incorporated by reference from Exhibit A to Proxy Statement for April 26, 1994 Annual Meeting of Shareholders.

                 (10c) Rubbermaid Incorporated Supplemental Executive Retirement Plan, as amended. Incorporated by reference from Exhibit 10(d) to Form 10-K for the year ended December 31, 1993.

                 (10d) Rubbermaid Incorporated Supplemental Retirement Plan. Incorporated by reference from Exhibit 10(e) to Form 10-K for the year ended December 31, 1991.

                 (10e) Change-Of-Control Employment Agreements - Identical agreements have been entered into with Charles A. Carroll, Richard D. Gates, Fred S. Grunewald, Lucius W. Hoffa, Jr., Gary E. Kleinjan, Gary F. Mattison, James A. Morgan, Michael E. Naylor, Joseph M. Ramos, David L. Robertson, Wolfgang R. Schmitt, Carol S. Troyer, and George
                             C.  Weigand.  Incorporated by reference from
                             Exhibit 10(i) to Form 10-K for the year ended December 31, 1991.

                 (10f) Rubbermaid Incorporated 1993 Deferred Compensation Plan. Incorporated by reference to Exhibit A to Proxy Statement for April 27, 1993 Annual Meeting of Shareholders.

                 (13) Consolidated financial statements and other data from pages 25 to 37 of 1994 Annual Report to Shareholders.

                 (21)        Subsidiaries of Registrant.

                 (23)        Consent of KPMG Peat Marwick LLP.

                 (24)        Power of Attorney.

                 (27)        Financial Data Schedule.

SIGNATURE
---------

         Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:    March 24, 1995           RUBBERMAID INCORPORATED

                                  By:   /s/Wolfgang R. Schmitt
                                        -------------------------------
                                        Wolfgang R. Schmitt
                                        Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on March 24, 1995.

/s/ Wolfgang R. Schmitt                    Director, Chairman of the Board and
----------------------------------         Chief Executive Officer
Wolfgang R. Schmitt

/s/ George C. Weigand                      Senior Vice President and
----------------------------------         Chief Financial Officer
George C. Weigand

/s/ John L. Theler                         Vice President and Corporate
----------------------------------         Controller
John L. Theler                             (Principal Accounting Officer)

Tom H. Barrett            Director

Charles A. Carroll        Director

Zoe Coulson               Director

Robert O. Ebert           Director

Stanley C. Gault          Director

Robert M. Gerrity         Director         By:   /s/ James A. Morgan
                                                 --------------------------
Karen N. Horn             Director               James A. Morgan
                                                 Attorney-in-Fact
William D. Marohn         Director

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

          (3b, 4b)                    Regulations of Rubbermaid Incorporated.  Incorporated by reference from Exhibits 3b and 4b to Form 10-K for the year ended December 31, 1992.

          (4c)                        Amended and Restated Rights Agreement between Rubbermaid Incorporated and The First
                                      National Bank of Boston.  Incorporated by reference from Exhibit 4 to Form 8 filed with the Commission on October 26, 1989.

          (10a)                       Rubbermaid Incorporated Management Incentive Plan.  Incorporated by reference from
                                      Exhibit 10(a) to Form 10-K for the year ended December 31, 1992.

          (10b)                       Rubbermaid Incorporated Amended 1989 Restricted Stock Incentive and Option Plan.
                                      Incorporated by reference from Exhibit A to Proxy Statement for April 26, 1994 Annual
                                      Meeting of Shareholders.

          (10c)                       Rubbermaid Incorporated Supplemental Executive Retirement Plan, as amended.
                                      Incorporated by reference from Exhibit 10(d) to Form 10-K for the year ended December
                                      31, 1993.

          (10d)                       Rubbermaid Incorporated Supplemental Retirement Plan.  Incorporated by reference from
                                      Exhibit 10(e) to Form 10-K for the year ended December 31, 1991.

          (10e)                       Change-Of-Control Employment Agreements - Identical agreements have been entered into with Charles A. Carroll, Richard D. Gates, Fred S. Grunewald, Lucius W. Hoffa, Jr.,
                                      Gary E. Kleinjan, Gary F. Mattison, James A. Morgan, Michael E. Naylor, Joseph M.
                                      Ramos, David L. Robertson, Wolfgang R. Schmitt, Carol S. Troyer, and George C.
                                      Weigand.  Incorporated by reference from Exhibit 10(i) to Form 10-K for the year ended
                                      December 31, 1991.

                                                             EXHIBIT INDEX
                                                             -------------


      Exhibit Number                                        Exhibit Description
      --------------                                        -------------------
          (10f)                       Rubbermaid Incorporated 1993 Deferred Compensation Plan.  Incorporated by reference to
                                      Exhibit A to Proxy Statement for April 27, 1993 Annual Meeting of Shareholders.

          (13)                        Consolidated financial statements and other data from pages 25 to 37 of 1994 Annual
                                      Report to Shareholders.

          (21)                        Subsidiaries of Registrant.

          (23)                        Consent of KPMG Peat Marwick LLP.

          (24)                        Power of Attorney.

          (27)                        Financial Data Schedule.
