Form 10-Q
period 1995-03-31
RUBBERMAID INC
filed 1995-05-12
CIK 85627

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1995

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


Common Shares, Par Value $1.00, Outstanding at March 31, 1995 -- 160,880,887


                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                    RUBBERMAID INCORPORATED AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (Unaudited)
                (Dollars in thousands except per share amounts)


                                                         Three Months Ended
                                                         ------------------
                                               March 31, 1995        March 31, 1994
                                               --------------        --------------
Net sales                                          $563,856             $491,648
Cost of sales                                       386,528              327,261
Selling, general, and administrative expenses        90,770               81,697
Other charges (credits), net:
    Interest expense                                  1,942                1,862
    Interest income                                  (1,659)              (1,333)
    Miscellaneous, net                                 (414)                (163)
                                                   --------             --------
                                                       (131)                 366
                                                   --------             --------
Earnings before income taxes                         86,689               82,324
Income taxes                                         32,548               31,703
                                                   --------             --------
Net earnings                                       $ 54,141             $ 50,621
                                                   ========             ========

Net earnings per Common Share (note 2)             $    .34             $    .32
                                                   ========             ========

Dividends paid per Common Share (note 3)           $  .1250             $  .1125
                                                   ========             ========

See accompanying notes to condensed consolidated financial statements.


                    RUBBERMAID INCORPORATED AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                (Dollars in thousands except per share amounts)


                                                                                      March 31, 1995  Dec. 31, 1994
                                                                                      --------------  -------------
                                                                                       (Unaudited)
                                                                     Assets
                                                                     ------
Current assets:
     Cash and cash equivalents                                                         $   72,401       $   92,249
     Marketable securities                                                                 18,850           59,049
     Receivables, less allowance for doubtful accounts
       of $10,071 in 1995 and $11,062 in 1994                                             542,061          471,384
     Inventories (note 4)                                                                 348,501          295,180
     Prepaid expenses                                                                      11,306            8,804
                                                                                       ----------       ----------

           Total current assets                                                           993,119          926,666


Property, plant, and equipment, net                                                       623,558          607,628

Intangible and other assets, net (note 5)                                                 182,417          174,886
                                                                                       ----------       ----------

Total Assets                                                                           $1,799,094       $1,709,180
                                                                                       ==========       ==========

                                                                (Continued)



                   RUBBERMAID INCORPORATED AND SUBSIDIARIES       (Continued)

                      CONDENSED CONSOLIDATED BALANCE SHEET
                (Dollars in thousands except per share amounts)


                                                                                  March 31, 1995     Dec. 31, 1994
                                                                                  --------------     -------------
                                                                                    (Unaudited)

                                       Liabilities and Shareholders' Equity
                                       ------------------------------------

Current liabilities:
     Notes payable                                                                 $   37,420          $   20,374
     Long-term debt, current                                                            3,602               1,783
     Payables                                                                         140,313             102,681
     Accrued liabilities                                                              154,898             170,759
                                                                                   ----------          ----------

           Total current liabilities                                                  336,233             295,597


Other deferred liabilities                                                            127,018             116,181
Long-term debt, non-current                                                            13,501              11,576

Shareholders' equity :
   Preferred stock, without par value.
      Authorized 20,000,000 shares; none issued                                             -                   -
   Common Shares of $1 par value.
      Authorized 400,000,000 shares; issued
      162,677,082 shares in 1995 and 1994                                             162,677             162,677
   Paid-in capital                                                                     70,280              69,795
   Retained earnings                                                                1,154,644           1,120,629
   Foreign currency translation adjustment                                            (16,595)            (16,583)
   Treasury shares, at cost (1,796,195 shares in
       1995 and 1,875,830 shares in 1994)                                             (48,664)            (50,692)
                                                                                   ----------          ----------
            Total shareholders' equity                                              1,322,342           1,285,826
                                                                                   ----------          ----------
Total Liabilities and Shareholders' Equity                                         $1,799,094          $1,709,180
                                                                                   ==========          ==========

See accompanying notes to condensed consolidated financial statements.


                    RUBBERMAID INCORPORATED AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                             (Dollars in thousands)

( ) Denotes decrease in cash and cash equivalents
                                                                            Three Months Ended
                                                                            ------------------
                                                                March 31, 1995              March 31, 1994
                                                                --------------              --------------

Cash flows from operating activities:
  Net earnings                                                     $  54,141                   $  50,621
  Adjustments to reconcile net earnings to net
     cash from operating activities:
         Depreciation and amortization                                26,421                      26,297
         Changes in accounts receivable                              (62,389)                    (88,814)
         Changes in inventories                                      (48,974)                     (1,122)
         Changes in payables                                          34,316                     (33,718)
         Changes in accrued liabilities                              (12,773)                     (1,838)
         Other, net                                                   (1,532)                      5,920
                                                                   ---------                   ---------
         Net cash from operating activities                          (10,790)                    (42,654)

Cash flows from investing activities:
  Purchase of marketable securities                                  (99,150)                    (51,107)
  Proceeds from sale of marketable securities                        139,350                      76,510
  Capital expenditures                                               (30,909)                    (20,465)
  Other, net                                                         (12,087)                       (411)
                                                                   ---------                   ---------
         Net cash from investing activities                           (2,796)                      4,527

Cash flows from financing activities:
  Net change in notes payable                                         15,221                        (462)
  Proceeds from long-term debt                                         3,831                       1,863
  Repayment of long-term debt                                            (87)                       (567)
  Cash dividends paid                                                (20,126)                    (18,049)
  Common Shares repurchased                                           (5,409)                          -
  Other, net                                                             308                           -
                                                                   ---------                   ---------
         Net cash from financing activities                           (6,262)                    (17,215)
                                                                   ---------                   ---------
Net change in cash and cash equivalents                              (19,848)                    (55,342)

Cash and cash equivalents at beginning of year                        92,249                     127,802
                                                                   ---------                   ---------

Cash and cash equivalents at March 31                              $  72,401                   $  72,460
                                                                   =========                   =========
Supplemental cash flow information:
  Income taxes paid                                                $  10,013                   $   7,368
  Interest paid                                                    $   1,822                   $   2,286
                                                                   =========                   =========

See accompanying notes to condensed consolidated financial statements.


                    RUBBERMAID INCORPORATED AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
        ----------------------------------------------------------------
                             (Dollars in thousands)

(1) In the opinion of management the information furnished herein includes all the adjustments necessary for a fair presentation of the results for the interim periods and all such adjustments are of a normal recurring nature.

(2) Net earnings per Common Share is computed based on average shares outstanding of 160,913,630 and 160,413,253 for the respective 1995 and 1994 three-month periods.

(3) The actual number of shares outstanding on the respective record dates is as follows:

                   1995                                                  1994
   ------------------------------------                  -----------------------------------
   Record Date               No. Shares                  Record Date              No. Shares
   -----------               ----------                  -----------              ----------
   February 10              161,008,984                  February 11              160,440,356

(4) A summary of inventories follows:
                                  March 31, 1995   Dec. 31, 1994
                                  --------------   -------------
      FIFO Cost:
         Raw materials               $106,292         $ 93,960
         Work-in-process               17,528           16,555
         Finished goods               251,988          209,140
                                     --------         --------
                                      375,808          319,655

      Excess of FIFO over LIFO cost   (27,307)         (24,475)
                                     --------         --------
                                     $348,501         $295,180
                                     ========         ========

(5) At March 31, 1995, and December 31, 1994, intangible and other assets, net include the excess of cost over net assets of businesses acquired of $122,118 and $118,579, respectively, net of accumulated amortization of $17,896 and $16,768, respectively.

(6) In January 1995, the Company formed Royal Rubbermaid Structures Ltd., a joint venture with Royal Plastics Group Limited of Canada, for the manufacture and marketing of modular plastic components and kits for small structures, such as storage buildings and sheds. Each partner owns 50% of the joint venture, accounted for by the equity method.

        In March 1995, the Company acquired Injectaplastic S.A., headquartered in Oyonnax, France, a leading manufacturer and marketer of plastic housewares, seasonal products and bath accessories in the French market, in a cash and stock transaction accounted for as a purchase. This acquisition marks Rubbermaid's reentry into the European home products market.

        In April 1995, the Company acquired PAR-REC Holdings, Inc., a Canadian manufacturer of commercial playground equipment, in a cash transaction accounted for as a purchase.


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

                    RUBBERMAID INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Results of Operations
- ---------------------

Net sales for the three-month period ended March 31, 1995, increased 15% over the first quarter of 1994. Volume increased 12%, including 4% from acquisitions, net of divestitures, while higher selling prices contributed 3% of the total sales increase.

Net earnings for the first quarter of 1995 increased 7% over the comparable 1994 period. The increased earnings were due to the growth in sales volume, higher selling prices, and continued productivity improvements, which were partially offset by lower margins due to higher costs of plastic resins and packaging materials.

Cost of Sales as a percent of net sales for the first quarter of 1995 was 68.6% versus 66.6% in the first quarter of 1994. This increase reflects higher costs for material such as resins, packaging and colorants that continue to impact the Company's cost structure. These inflationary costs were partially offset by accelerated productivity improvements. LIFO expense of $2.8 million compared to a $.3 million credit last year and reflected the expectation of higher cost levels at year end compared with costs at the end of the prior year.

Market price levels for resin are up approximately 80% compared with last year at this time. Rising material costs, particularly resin increases received late in the first quarter, and forecasted further hikes, will present a significant cost challenge during the second quarter. As a result, management believes that margins could experience further erosion in the second quarter.

Selling, general, and administrative expenses as a percent of net sales for the quarter ending March 31, 1995, were lower than the comparable 1994 period as a result of continued emphasis on productivity improvements. Value improvements allowed the Company to leverage the dollar level of operating expenses and reduce them as a percent of net sales, while continuing the aggressive funding of marketing and brand building programs.

The effective tax rate for the first quarter was 37.5% versus 38.5% in last year's first quarter. The effective tax rate for all of 1994 was 37.9%.

Changes in Financial Condition
- ------------------------------

During the first quarter of 1995, cash and cash equivalents decreased by $19.8 million as operating, investing, and financing activities used cash of $10.8 million, $2.8 million, and $6.2 million, respectively. Cash used by operations was primarily the result of increases in receivables and inventories and a decrease in accrued liabilities, which exceeded net income, non-cash depreciation charges and increased payables. Higher receivables reflected the increased sales volume, higher selling prices, and some lengthening of collections. Management will take action in the second quarter to bring the growth rate of accounts receivable more in line with sales growth. The increase in inventories is primarily the result of substantially higher raw material costs. Cash used by investing activities was primarily the result of cash used to purchase marketable securities, investment in capital expenditures, and the purchase of Injectaplastic S.A. exceeding the proceeds from the sale of marketable securities. Cash used for financing activities primarily consisted of cash dividends paid to shareholders and the repurchase of common shares for the Company's treasury which exceeded increases in notes payable.

                    RUBBERMAID INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Other
- -----

During the first quarter, the joint venture with Royal Plastics of Canada, Royal Rubbermaid Structures Ltd., was formally launched. This venture will manufacture and market modular, plastic components and kits for small structures, such as storage buildings and sheds in consumer, industrial, commercial and agricultural markets. The Company continued the integration of Empire Brushes, acquired in 1994, with the existing Rubbermaid cleaning business to form a Cleaning and Maintenance Products unit. Also, the Company acquired Injectaplastic S.A., headquartered in Oyonnax, France, a leading manufacturer and marketer of plastic housewares, seasonal products and bath accessories in the French market.

For further information relating to the Company's business development activities, refer to Note 6 of the Condensed Consolidated Financial Statements.

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibit 15.  Letter regarding unaudited interim financial information.
             Exhibit 27.  Financial data schedule.
         (b) There were no reports on Form 8-K for the three months ended March 31, 1995.





                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            RUBBERMAID INCORPORATED

DATE: May 11, 1995             /s/ James A. Morgan
     -----------------    ------------------------------
                                 James A. Morgan
                              Senior Vice President,
                          General Counsel and Secretary


DATE: May 11, 1995             /s/ John L. Theler
     -----------------    ------------------------------
                                 John L. Theler
                       Vice President & Corporate Controller
                            (Chief Accounting Officer)