Form 10-Q
period 1995-06-30
RUBBERMAID INC
filed 1995-08-11
CIK 85627

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C. 20549

                                  FORM 10-Q


/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1995

                                      OR

/   /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934.
For the transition period from _________________ to __________________

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                                      Yes __ X__   No ______





Common Shares, Par Value $1.00, Outstanding at June 30, 1995 -- 158,095,947

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                   RUBBERMAID INCORPORATED AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (Unaudited)
               (Dollars in thousands except per share amounts)


                                                      Three Months Ended
                                                      ------------------
                                                June 30, 1995     June 30, 1994
                                                -------------     -------------
Net sales                                         $556,844          $531,098
Cost of sales                                      409,991           362,432
Selling, general, and administrative expenses       96,406            85,171
Other charges (credits),net:
    Interest expense                                 3,260             1,773
    Interest income                                   (947)           (1,175)

    Miscellaneous, net                               2,072            (7,894)
                                                  --------          --------
                                                     4,385            (7,296)
                                                  --------          --------
Earnings before income taxes                        46,062            90,791
Income taxes                                        17,252            34,646
                                                  --------          --------
Net earnings                                      $ 28,810          $ 56,145
                                                  ========          ========


Net earnings per Common Share (note 2)            $    .18          $    .35
                                                  ========          ========
Dividends paid per Common Share (note 3)          $  .1250          $  .1125
                                                  ========          ========

See accompanying notes to condensed consolidated financial statements.


                   RUBBERMAID INCORPORATED AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (Unaudited)
               (Dollars in thousands except per share amounts)

                                                        Six Months Ended
                                                        ----------------
                                                  June 30, 1995   June 30, 1994
                                                  -------------   -------------
Net sales                                           $1,120,700      $1,022,746
Cost of sales                                          796,519         689,693
Selling, general, and administrative expenses          187,176         166,868
Other charges (credits), net:
    Interest expense                                     5,202           3,635
    Interest income                                     (2,606)         (2,508)
    Miscellaneous, net                                   1,658          (8,057)
                                                    ----------      ----------
                                                         4,254          (6,930)
                                                    ----------      ----------
Earnings before income taxes                           132,751         173,115
Income tax                                              49,800          66,349
                                                    ----------      ----------
Net earnings                                        $   82,951      $  106,766
                                                    ==========      ==========


Net earnings per Common Share (note 2)              $      .52      $      .67
                                                    ==========      ==========
Dividends paid per Common Share (note 3)            $     .250      $     .225
                                                    ==========      ==========

See accompanying notes to condensed consolidated financial statements.


                                             RUBBERMAID INCORPORATED AND SUBSIDIARIES

                                               CONDENSED CONSOLIDATED BALANCE SHEET
                                          (Dollars in thousands except per share amounts)


                                                                                     June 30, 1995        Dec. 31, 1994
                                                                                     -------------        -------------
                                                                                      (Unaudited)
                                                              Assets
                                                              ------
Current assets:
    Cash and cash equivalents                                                          $   48,232          $   92,249
    Marketable securities                                                                      --              59,049
    Receivables, less allowance for doubtful accounts
      of $9,837 in 1995 and $11,062 in 1994                                               463,032             471,384
    Inventories  (note 4)                                                                 353,758             295,180
    Prepaid expenses                                                                       16,106               8,804
                                                                                       ----------          ----------
                    Total current assets                                                  881,128             926,666

Property, plant, and equipment, net                                                       642,012             607,628

Intangible and other assets, net (note 5)                                                 187,892             174,886
                                                                                       ----------          ----------
Total Assets                                                                           $1,711,032          $1,709,180
                                                                                       ==========          ==========

                                                                                                            (Continued)

                                             RUBBERMAID INCORPORATED AND SUBSIDIARIES                               (Continued)

                                               CONDENSED CONSOLIDATED BALANCE SHEET
                                          (Dollars in thousands except per share amounts)
                                                                   June 30, 1995               Dec. 31, 1994
                                                                   -------------               -------------
                                                                    (Unaudited)
                                               Liabilities and Shareholders' Equity
                                               ------------------------------------

Current liabilities:
    Notes payable                                                    $   54,231                 $   20,374
    Long-term debt, current                                               4,343                      1,783
    Payables                                                            131,410                    102,681
    Accrued liabilities                                                 140,316                    170,759
                                                                     ----------                 ----------
                    Total current liabilities                           330,300                    295,597

Other deferred liabilities                                              128,378                    116,181
Long-term debt, non-current                                              16,524                     11,576

Shareholders' equity :
    Preferred stock, without par value.
       Authorized 20,000,000 shares; none issued                             --                         --
    Common Shares of $1 par value.
       Authorized 400,000,000 shares; issued
       162,677,082 shares in 1995 and 1994                              162,677                    162,677
    Paid-in capital                                                      70,280                     69,795
    Retained earnings                                                 1,143,747                  1,120,629
    Foreign currency translation adjustment                             (13,917)                   (16,583)
    Treasury shares, at cost (4,581,135 shares in
        1995 and 1,875,830 shares in 1994)                             (126,957)                   (50,692)
                                                                     ----------                 ----------
            Total shareholders' equity                                1,235,830                  1,285,826
                                                                     ----------                 ----------
Total Liabilities and Shareholders' Equity                           $1,711,032                 $1,709,180
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

                                             RUBBERMAID INCORPORATED AND SUBSIDIARIES

                                    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                                                      (Dollars in thousands)

( ) Denotes decrease in cash and cash equivalents
                                                                                       Six Months Ended
                                                                                       ----------------
                                                                         June 30, 1995                June 30, 1994
                                                                         -------------                -------------
Cash flows from operating activities:
   Net earnings                                                            $ 82,951                      $ 106,766
   Adjustments to reconcile net earnings to net
       cash from operating activities:
          Depreciation and amortization                                      55,067                         51,650
          Changes in accounts receivable                                     17,387                       (120,607)
          Changes in inventories                                            (52,892)                        14,242
          Changes in payables                                                 5,442                        (46,023)
          Changes in accrued liabilities                                    (25,593)                        10,606
          Other, net                                                         (4,984)                        16,707
                                                                           ---------                     ---------
          Net cash from operating activities                                  77,378                        33,341

Cash flows from investing activities:
   Purchase of marketable securities                                         (99,151)                     (113,599)
   Proceeds from sale of marketable securities                               158,200                       127,660
   Capital expenditures                                                      (75,393)                      (48,549)
   Other, net                                                                (14,808)                      (10,956)
                                                                           ---------                     ---------
          Net cash from investing activities                                 (31,152)                      (45,444)

Cash flows from financing activities:
   Net change in notes payable                                                33,503                         3,007
   Proceeds from long-term debt                                                   --                         3,011
   Repayment of long-term debt                                                  (461)                      (11,861)
   Cash dividends paid                                                       (40,083)                      (36,098)
   Common Shares repurchased                                                 (83,702)                           --
   Other, net                                                                    500                            --
                                                                           ---------                     ---------
          Net cash from financing activities                                 (90,243)                      (41,941)
                                                                           ---------                     ---------

Net change in cash and cash equivalents                                      (44,017)                      (54,044)

Cash and cash equivalents at beginning of year                                92,249                       127,802
                                                                           ---------                     ---------

Cash and cash equivalents at June 30                                       $  48,232                     $  73,758
                                                                           =========                     =========
Supplemental cash flow information:
   Income taxes paid                                                       $  59,211                     $  55,748
   Interest paid                                                           $   4,125                     $   3,433
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

(2) Net earnings per Common Share is computed based on average shares outstanding of 159,574,805 and 160,470,405 for the respective 1995 and 1994 three-month periods and 160,153,499 and 160,440,338 for the respective six-month periods.

(3) The actual number of shares outstanding on the respective record dates is as follows:

                       1995                                                                   1994
        ----------------------------------                                      ---------------------------------
        Record Date             No. Shares                                      Record Date            No. Shares
        -----------             ----------                                      -----------            ----------
        February 10             161,008,984                                     February 11            160,440,356
        May 12                  159,652,695                                     May 13                 160,431,004

(4)   A summary of inventories follows:

                                                                       June 30, 1995              Dec. 31, 1994
                                                                       -------------              -------------
             FIFO Cost:
                 Raw materials                                             $109,275                   $  93,960
                 Work-in-process                                             17,694                      16,555
                 Finished goods                                             257,697                     209,140
                                                                           --------                   ---------
                                                                            384,666                     319,655
             Excess of FIFO over LIFO cost                                  (30,908)                    (24,475)
                                                                           --------                   ---------
                                                                           $353,758                    $295,180
                                                                           ========                    ========

(5) At June 30, 1995, and December 31, 1994, intangible and other assets, net include the excess of cost over net assets of businesses acquired of $123,241 and $118,579, respectively, net of accumulated amortization of $18,285 and $16,768, respectively.

(6) In January 1995, the Company formed Royal Rubbermaid Structures Ltd., a joint venture with Royal Plastics Group Limited of Canada, for the manufacture and marketing of modular plastic components and kits for small structures, such as storage buildings and sheds. Each partner owns 50% of the joint venture, accounted for by the equity method.

      In March 1995, the Company acquired Injectaplastic S.A., headquartered in Oyonnax, France, a leading manufacturer and marketer of plastic housewares, seasonal products and bath accessories in the French market, in a cash and stock transaction accounted for as a purchase. This acquisition marks Rubbermaid's reentry into the European home and seasonal products market.

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

                   RUBBERMAID INCORPORATED AND SUBSIDIARIES



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



Results of Operations
- ---------------------
Net sales for the three-month period ended June 30, 1995 increased 5% over the second quarter of 1994. Higher selling prices contributed 5% of the sales increase while unit volume was flat. Acquisitions, net of divestitures, contributed 6% to sales and volume. For the six-month period ended June 30, 1995, sales increased 10% over the comparable 1994 period. Unit volume increased 6% in the year-to-date period, including 5% from acquisitions, net of divestitures, while higher selling prices contributed 4% of the total sales increase.

Net earnings for the three-month and six-month year-to-date periods ended June 30, 1995 decreased 49% and 22%, respectively, over the comparable 1994 periods, reflecting unprecedented increases in plastic resin costs, and lackluster consumer spending in the second quarter. In addition, prior year's second quarter earnings benefited from a one-time, non-operating gain on the dissolution of the European housewares joint venture.

Cost of sales as a percent of net sales for the three-month and six-month year-to-date periods was higher than the comparable 1994 periods, reflecting the higher costs for plastic resins, packaging and colorants, and the negative effects of intentionally decelerating manufacturing production during the second quarter. These unfavorable factors were partially offset by continued productivity improvements and other cost savings. LIFO expense for the second quarter of 1995 was $3.6 million compared to $2.3 million for the second quarter of 1994.

Selling, general, and administrative expenses as a percent of net sales for the three-month and the six-month year-to-date periods were higher than the comparable 1994 periods. These increases reflect higher marketing expenses on lower-than-planned sales levels and the negative impact of consolidating acquisitions having higher selling, general and administrative expenses as a percent of net sales.

Other charges (credits), net were a net charge for the second quarter and first half of 1995 compared with a net credit in the comparable periods of 1994. The unfavorable swing is primarily due to higher net interest expense in 1995 and a gain in the second quarter of 1994 from the dissolution of the European housewares joint venture.

The effective tax rate for the second quarter of 1995 was 37.5% versus 38.2% in the second quarter of 1994, and was 37.5% for the six months year-to-date versus 38.3% in the comparable 1994 period. The effective tax rate for all of 1994 was 37.9%.


Changes in Financial Condition
- ------------------------------
During the first six months of 1995, cash and cash equivalents decreased by $44.0 million as cash generated from operations of $77.4 million was exceeded by cash used for investing activities of $31.2 million and cash used for financing activities of $90.2 million. Cash generated from operations was primarily the result of net

                   RUBBERMAID INCORPORATED AND SUBSIDIARIES



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Changes in Financial Condition (Continued)
- ------------------------------
earnings, non-cash depreciation charges, and reduced accounts receivable exceeding an increase in inventories and reduced accrued liabilities. Reduced accounts receivable reflected management's action in the second quarter to bring the growth rate of accounts receivable more in line with sales growth. The increase in inventories is primarily the result of substantially higher raw material costs. Cash used by investing activities was primarily the result of cash used to purchase marketable securities, investment in capital expenditures, and the purchase of Injectaplastic S.A. and Par-Rec Holdings, Inc. exceeding the proceeds from the sale of marketable securities. Cash used for financing activities primarily consisted of cash dividends paid to shareholders and the repurchase of 2.8 million common shares for the Company's treasury which exceeded increases in notes payable.

Other
- -----
During the first quarter, the joint venture with Royal Plastics of Canada, Royal Rubbermaid Structures Ltd., was formally launched. This venture manufactures and markets modular, plastic components and kits for small structures, such as storage buildings and sheds in consumer, industrial, commercial and agricultural markets. The Company continued the integration of Empire Brushes, acquired in 1994, with the existing Rubbermaid cleaning business to form a Cleaning and Maintenance Products unit. Also in the first quarter, the Company acquired Injectaplastic S.A., headquartered in Oyonnax, France, a leading manufacturer and marketer of plastic housewares, seasonal products and bath accessories in the French market.

During the second quarter, the Company acquired Par-Rec Holdings, Inc., a Canadian manufacturer of commercial playground equipment. Royal Rubbermaid Structures, Ltd. began the manufacture of small plastic structures and began shipping to customers at quarter end. The Company continued the integration of Empire Brushes and Injectaplastic, S.A., and relocated the operations of Rubbermaid Health Care Products (formerly Carex Health Care Products, acquired in 1994) from a leased facility in New Jersey to an existing, larger facility in North Carolina that offers immediate and future expansion opportunities.

For further information relating to the Company's business development activities, refer to Note 6 of the Condensed Consolidated Financial Statements.

                          PART II. OTHER INFORMATION





ITEM 4.   Submission of Matters to a Vote of Security Holders:

          At the Annual Meeting of Shareholders held on April 25, 1995, the Shareholders of Registrant voted on the following matters with results as indicated:

          A. The election of four Directors to the class of Directors whose terms expire in 1998.

                                                                 Vote
                                                For             Withheld
                                                ---             --------
          Tom H. Barrett                    135,261,326         470,827
          Charles A. Carroll                135,268,747         463,706
          Robert O. Ebert                   135,234,907         497,246
          Steven A. Minter                  135,242,703         489,450

          B.  A shareholder proposal concerning the tabulation of proxies.

          For               13,469,621         Abstain               1,957,549
          Against          102,024,737         Broker No-Vote       18,280,246

Item 6.   Exhibit and Reports on Form 8-K.

          (a) Exhibit 15. Letter regarding unaudited interim financial information.
          (b) There were no reports on Form 8-K for the three months ended June 30, 1995.


                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       RUBBERMAID INCORPORATED

DATE:      August 10, 1995               /s/  James A. Morgan
           ---------------             ------------------------------
                                              James A. Morgan
                                           Senior Vice President,
                                      General Counsel and Secretary


DATE:      August 10, 1995                 /s/  John L. Theler
           ---------------             ------------------------------
                                                John L. Theler
                                     Vice President & Corporate Controller,
                                           (Chief Accounting Officer)