Form 10-Q
period 1995-09-30
RUBBERMAID INC
filed 1995-11-09
CIK 85627

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1995

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


                      1147 AKRON ROAD, WOOSTER, OHIO 44691
             -----------------------------------------------------
             (Address of principal executive offices and zip code)


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



Common Shares, Par Value $1.00, Outstanding at September 30, 1995 --
157,437,582

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                    RUBBERMAID INCORPORATED AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (Unaudited)
                (Dollars in thousands except per share amounts)


                                                                 Three Months Ended
                                                                 ------------------
                                                      Sept. 30, 1995           Sept. 30, 1994
                                                      --------------           --------------

Net sales                                                   $641,520                 $580,271
Cost of sales                                                453,802                  391,119
Selling, general, and administrative expenses                101,184                   86,291
Other charges (credits), net:
    Interest expense                                           3,900                    2,316
    Interest income                                             (145)                  (1,584)
    Miscellaneous, net                                         2,347                   (3,784)
                                                           ---------                ---------
                                                               6,102                   (3,052)
                                                           ---------                ---------
Earnings before income taxes                                  80,432                  105,913
Income taxes                                                  30,143                   39,154
                                                            --------                 --------

Net earnings                                               $  50,289                $  66,759
                                                            ========                 ========


Net earnings per Common Share (note 2)                     $     .32                 $    .41
                                                            ========                 ========

Dividends paid per Common Share (note 3)                   $    .125                 $  .1125
                                                            ========                 ========



See accompanying notes to condensed consolidated financial statements.

                    RUBBERMAID INCORPORATED AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (Unaudited)
                (Dollars in thousands except per share amounts)

                                                                       Nine Months Ended
                                                                       -----------------
                                                          Sept. 30, 1995              Sept. 30, 1994
                                                          --------------              --------------
Net sales                                                      $1,762,220                $1,603,017
Cost of sales                                                   1,250,321                 1,080,812
Selling, general, and administrative expenses                     288,360                   253,159
Other charges (credits), net:
    Interest expense                                                9,102                     5,951
    Interest income                                                (2,751)                   (4,092)
    Miscellaneous, net                                              4,005                   (11,841)
                                                              -----------               -----------
                                                                   10,356                    (9,982)
                                                              -----------               -----------
Earnings before income taxes                                      213,183                   279,028
Income taxes                                                       79,943                   105,503
                                                              -----------               -----------

Net earnings                                                  $   133,240               $   173,525
                                                              ===========               ===========


Net earnings per Common Share (note 2)                        $       .84               $      1.08
                                                              ===========               ===========

Dividends paid per Common Share (note 3)                      $      .375               $     .3375
                                                              ===========               ===========


See accompanying notes to condensed consolidated financial statements.



                    RUBBERMAID INCORPORATED AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                (Dollars in thousands except per share amounts)


                                                                 Sept. 30, 1995               Dec. 31, 1994
                                                                 --------------               -------------
                                                                  (Unaudited)
                                Assets
                                ------
Current assets:
    Cash and cash equivalents                                       $    50,412               $     92,249
    Marketable securities                                                     -                     59,049
    Receivables, less allowance for doubtful accounts
      of $9,759 in 1995 and $11,062 in 1994                             617,031                    471,384
    Inventories  (note 4)                                               321,721                    295,180
    Prepaid expenses                                                     21,446                      8,804
                                                                    -----------                -----------

                    Total current assets                              1,010,610                    926,666

Property, plant, and equipment, net                                     646,990                    607,628

Intangible and other assets, net (note 5)                               195,758                    174,886
                                                                    -----------                -----------

Total Assets                                                         $1,853,358                 $1,709,180
                                                                    ===========                ===========

                                                                                               (Continued)



                     RUBBERMAID INCORPORATED AND SUBSIDIARIES                 (Continued)

                      CONDENSED CONSOLIDATED BALANCE SHEET
                (Dollars in thousands except per share amounts)


                                                      Sept. 30, 1995              Dec. 31, 1994
                                                      --------------              -------------
                                                        (Unaudited)

                    Liabilities and Shareholders' Equity
                   ------------------------------------
Current liabilities:
    Notes payable                                       $   140,896                $    20,374
    Long-term debt, current                                   6,158                      1,783
    Payables                                                127,492                    102,681
    Accrued liabilities                                     166,796                    170,759
                                                          ---------                  ---------

                    Total current liabilities               441,342                    295,597

Other deferred liabilities                                  133,538                    116,181
Long-term debt, non-current                                  10,957                     11,576

Shareholders' equity:
    Preferred stock, without par value.
       Authorized 20,000,000 shares; none issued                  -                          -
    Common Shares of $1 par value.
       Authorized 400,000,000 shares; issued
       162,677,082 shares in 1995 and 1994                  162,677                    162,677
    Paid-in capital                                          70,280                     69,795
    Retained earnings                                     1,194,077                  1,120,629
    Foreign currency translation adjustment                 (13,771)                   (16,583)
    Treasury shares, at cost (5,239,500 shares in
        1995 and 1,875,830 shares in 1994)                 (145,742)                   (50,692)
                                                         ----------                -----------
            Total shareholders' equity                    1,267,521                  1,285,826
                                                         ----------                -----------

Total Liabilities and Shareholders' Equity               $1,853,358                 $1,709,180
                                                         ==========                 ==========

See accompanying notes to condensed consolidated financial statements.



                    RUBBERMAID INCORPORATED AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                             (Dollars in thousands)

( ) Denotes decrease in cash and cash equivalents
                                                                          Nine Months Ended
                                                                          -----------------
                                                            Sept. 30, 1995               Sept. 30, 1994
                                                            --------------               --------------

Cash flows from operating activities:
   Net earnings                                                  $ 133,240                   $ 173,525
   Adjustments to reconcile net earnings to net
       cash from operating activities:
          Depreciation and amortization                             80,591                      72,727
          Changes in accounts receivable                          (128,460)                   (192,827)
          Changes in inventories                                   (16,991)                     28,471
          Changes in payables                                       20,355                     (31,189)
          Changes in accrued liabilities                            (7,141)                     37,431
          Other, net                                                (7,377)                     12,543
                                                                 ---------                   ---------
          Net cash from operating activities                        74,217                     100,681

Cash flows from investing activities:
   Purchase of marketable securities                               (99,151)                   (179,489)
   Proceeds from sale of marketable securities                     158,200                     219,760
   Capital expenditures                                           (103,069)                    (74,286)
   Other, net                                                      (28,799)                     (4,000)
                                                                 ---------                   ---------
          Net cash from investing activities                       (72,819)                    (38,015)

Cash flows from financing activities:
   Net change in notes payable                                     120,168                      (3,213)
   Proceeds from long-term debt                                          -                       1,533
   Repayment of long-term debt                                      (1,803)                    (20,199)
   Cash dividends paid                                             (59,791)                    (54,277)
   Common Shares repurchased                                      (102,487)                    (27,360)
   Other, net                                                          678                           -
                                                                 ---------                  ----------
          Net cash from financing activities                       (43,235)                   (103,516)
                                                                 ---------                  ----------

Net change in cash and cash equivalents                            (41,837)                    (40,850)

Cash and cash equivalents at beginning of year                      92,249                     127,802
                                                                 ---------                  ----------

Cash and cash equivalents at September 30                        $  50,412                   $  86,952
                                                                 =========                  ==========

Supplemental cash flow information:
   Income taxes paid                                             $  66,477                   $  85,993
   Interest paid                                                 $   9,282                   $   6,821
                                                                 =========                  ==========



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

(2) Net earnings per Common Share is computed based on average shares outstanding of 157,742,939 and 162,038,862 for the respective 1995 and 1994 three-month periods and 159,395,030 and 160,860,827 for the respective nine-month periods.

(3) The actual number of shares outstanding on the respective record dates is as follows:

                            1995                                                                   1994
            -----------------------------------                                     ----------------------------------
            Record Date              No. Shares                                     Record Date             No. Shares
            -----------              ----------                                     -----------             ----------
            February 10             161,008,984                                     February 11            160,440,356
            May 12                  159,652,695                                     May 13                 160,431,004
            August 11               157,664,643                                     August 12              161,589,575

(4)   A summary of inventories follows:

                                                                        Sept. 30, 1995             Dec. 31, 1994
                                                                        --------------             -------------
             FIFO Cost:
                 Raw materials                                             $110,052                    $ 93,960
                 Work-in-process                                             15,987                      16,555
                 Finished goods                                             230,660                     209,140
                                                                           --------                    --------
                                                                            356,699                     319,655
             Excess of FIFO over LIFO cost                                  (34,978)                    (24,475)
                                                                           --------                    --------
                                                                           $321,721                    $295,180
                                                                           ========                    ========

(5) At September 30, 1995, and December 31, 1994, intangible and other assets, net include the excess of cost over net assets of businesses acquired of $131,059 and $118,579, respectively, net of accumulated amortization of $20,056 and $16,768, respectively.

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

      In September 1995, the Company acquired Decor Concepts, Inc., better known as Omni, an innovative leader in the design and manufacture of commercial playground equipment, in a cash transaction accounted for as a purchase.

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

                    RUBBERMAID INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations
---------------------

Net sales for the three-month period ended September 30, 1995 increased 11% over the third quarter of 1994. Unit volume increased 6% in the quarter while higher selling prices contributed 5% of the sales increase. Acquisitions, net of divestitures, contributed 4% to sales and volume. For the nine-month period ended September 30, 1995, sales increased 10% over the comparable 1994 period. Unit volume increased 5% in the year-to-date period while higher selling prices contributed 5% of the total sales increase. Acquisitions, net of divestitures, contributed 5% to year-to-date sales and volume.

Net earnings for the three-month period ended September 30, 1995, decreased 25% over the comparable 1994 period, primarily due to lackluster consumer spending, significantly higher raw materials costs, greater marketing expenses, and lower manufacturing efficiencies. In addition, prior year's third quarter earnings benefited from a one-time non-operating gain on the sale of the outdoor casual furniture business. For the first nine months of 1995, net earnings decreased 23% over 1994 reflecting unprecedented increases in plastic resin costs and lower-than-normal sales volume increases in the second and third quarters. Earnings for the 1994 period benefited from one-time non-operating gains on the dissolution of the European housewares joint venture and the sale of the outdoor casual furniture business.

Cost of sales as a percent of net sales for the three-month period ended September 30, 1995, was 70.7% versus 67.4% in the year ago period and was slightly below the 71.1% realized in the first half of this year. While the third quarter of 1995 saw a reduction in the year-over-year impact in the inflationary costs of materials versus the second quarter, raw material costs were still significantly above the comparable 1994 period. Cost of sales during the quarter was also negatively impacted by inefficiencies from new hires and some strains in distribution in responding to significantly stronger demand than experienced in the second quarter of 1995. These unfavorable factors were partially offset by continued productivity improvements and other cost savings. Cost of sales as a percent of net sales for the nine-month year-to-date period were significantly higher than the year ago period, reflecting unprecedented increases in plastic resins, packaging and colorants, and the negative effects of intentionally decelerating manufacturing production during the second quarter. LIFO expense for the third quarter of 1995 was $4.1 million compared to $6.2 million for the third quarter of 1994.

Selling, general, and administrative expenses as a percent of net sales for the three-month and the nine-month year-to-date periods were higher than the comparable 1994 periods. These increases reflect higher marketing expenses on lower-than-planned sales levels and the negative impact of consolidating acquisitions having higher selling, general and administrative expenses as a percent of net sales.

Other charges (credits), net were a net charge for the third quarter and nine-month year-to-date periods ended September 30, 1995, compared with a net credit in the comparable periods of 1994. The unfavorable swing is primarily due to higher net interest expense in 1995, and gains in the third quarter of 1994 from the sale of the outdoor casual furniture business and in the second quarter of 1994 from the dissolution of the European housewares joint venture.

The effective tax rate for the third quarter of 1995 was 37.5% versus 37.0% in the third quarter of 1994, and was 37.5% for the nine months year-to-date versus 37.8% in the comparable 1994 period. The effective tax rate for all of 1994 was 37.9%.

                    RUBBERMAID INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Changes in Financial Condition
------------------------------

During the first nine months of 1995, cash and cash equivalents decreased by $41.8 million as cash generated from operations of $74.2 million was exceeded by cash used for investing activities of $72.8 million and cash used for financing activities of $43.2 million. Cash generated from operations was primarily the result of net earnings, and non-cash depreciation charges exceeding an increase in accounts receivable. The higher receivables reflected the increase in sales, dating, and the impact of increased international sales which typically carry longer payment terms. Cash used by investing activities was primarily the result of cash used to purchase marketable securities, investment in capital expenditures, and the acquisitions of businesses exceeding the proceeds from the sale of marketable securities. Cash used for financing activities primarily consisted of cash dividends paid to shareholders and the repurchase of 3.6 million common shares for the Company's treasury which exceeded increases in notes payable.

Other
-----

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

During the third quarter, the Company acquired Decor Concepts, Inc., better known as Omni, the leading provider of contained soft-play systems. Omni brings to the Company opportunities for global growth and operational synergy with our other commercial play operations.

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

                           PART II. OTHER INFORMATION


Item 6.      Exhibit and Reports on Form 8-K.

             (a) Exhibit 15.  Letter regarding unaudited interim financial information.
                 Exhibit 27.  Financial Data Schedule.

             (b) There were no reports on Form 8-K for the three months ended
                 September 30, 1995.





                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            RUBBERMAID INCORPORATED

DATE:   November 9, 1995                 /s/  James A. Morgan
      ---------------------         --------------------------------
                                             James A. Morgan
                                         Senior Vice President,
                                     General Counsel and Secretary


DATE:   November 9, 1995                  /s/ John L. Theler
      ---------------------         ---------------------------------
                                           John L. Theler
                                 Vice President & Corporate Controller,
                                     (Chief Accounting Officer)