Form 10-K405
period 1995-12-31
RUBBERMAID INC
filed 1996-03-14
CIK 85627

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended DECEMBER 31, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission file number 1-4188
                       ------

                            RUBBERMAID INCORPORATED
                            -----------------------
             (Exact name of Registrant as specified in its charter)

               OHIO                                  34-0628700
               ----                                  ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

1147 AKRON ROAD, WOOSTER, OHIO                             44691-6000
---------------------------------------                    ----------
(Address of principal executive office)                    (Zip Code)

Registrant's telephone number, including area code - 330-264-6464
                                                     ------------

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

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.  Yes   X   No
                           -----    ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Common Shares, Par Value $1.00, Outstanding at January 31, 1996 -- 154,589,297. Aggregate market value of such shares held by non-affiliates of Registrant as of that date -- $4,386,471,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Proxy Statement for the Annual Meeting of Shareholders on April 23, 1996 -- Part III

Consolidated financial statements and other data from Registrant's 1995 Annual Report to Shareholders -- Parts I and II

                                     PART I
                                     ------
ITEM 1.  BUSINESS
-----------------

                General
                -------

                Registrant was incorporated under the laws of the State of Ohio in 1920. Registrant and its subsidiaries operate in one industry segment which consists of the manufacture, marketing, selling and distribution of plastic and rubber products consumed primarily by the end-user in the consumer, commercial, industrial, agricultural, institutional, office, marine, automotive accessories, contract, juvenile and home health care accessories markets. The items produced and marketed by Registrant are in such categories as: housewares; home horticulture; decorative coverings; leisure and recreational products; infant and children's toys; office and computer furniture; commercial and industrial maintenance products; home health care products; sanitary maintenance; and food service products. Registrant's broad range of products are sold and distributed through its own sales personnel and manufacturers' agents to a variety of retailers and wholesalers, including mass merchandisers, toy stores, office supply outlets, catalog showrooms, home supply stores and distributors serving institutional markets.

                Registrant's basic philosophy is to manufacture and market branded, high-quality products that offer high value to customers and consumers. Value is that best combination of quality, service, timeliness, innovation and price as perceived by the user. Registrant's strategic direction is to grow as a global enterprise by focusing on developing best values through innovation, partnerships and continuous improvement, which will be reflected in the recognition of the Registrant's brands worldwide.

                Registrant's growth objective is to double sales and earnings per share over a five-to-six year period, a rate consistent with its long-term historical performance. Prior to the late 1970s, the objective was to double sales and earnings on average over a six-year period. Reflecting the higher rates of inflation that then existed in the US economy, the growth objective was increased to an annual average compounded rate of 15 percent, which would cause a doubling in size every five years. In 1995, Registrant announced an adjustment of its growth objective to reflect the lower inflation in the US economy, resulting in the current objective of doubling over a five-to-six year period.

                Registrant expects to meet its growth objective primarily from internally generated core business activities, supplemented by selective acquisitions. Registrant has focused its resources to achieve growth through continued introduction of new products and line extensions, entry into new product categories and markets, maintaining competitiveness in its existing product lines, expanding its core businesses to attain a global presence, and through business development activities, such as acquisitions, joint ventures or licensing arrangements.

                To support this growth initiative, Registrant has accelerated its focus on continuous improvement and value enhancements. Since announcing this initiative of accelerated value improvement in 1994, productivity achieved by Company associates has reached record levels. Those savings are being reinvested in activities that support the long-term growth initiative of the Registrant, such as capital expenditures for expansion and productivity improvements, new product research and development, human resource training and business development activities.

                In December 1995, Registrant announced a realignment program aimed at streamlining its manufacturing and distribution operations. That plan includes reducing the number of stock-keeping units (SKUs) by approximately 40 percent, the closing or disposal of nine facilities and an approximate nine percent reduction in Registrant's worldwide workforce. The SKUs eliminated represented approximately five percent of sales in 1995. The actions announced are aimed at furthering Registrant's value improvement initiative and is expected to lead to improved customer service, lower costs and reduced complexity in the core businesses. Registrant recorded a one-time, primarily non-cash charge of $158 million in 1995 to reflect costs associated with the realignment.

                Concurrent with the realignment announcement, Registrant also added a strategic initiative to balance its long-term capital structure. By prudently increasing the amount of debt as part of its capitalization, Registrant expects to lower the cost of capital employed in its business.

                Business Development Activities
                -------------------------------

                Registrant's acquisition strategy is focused on companies that tend to fit one of three broad criteria: provide a base for a new product category offering significant growth opportunities, provide an extension of an existing core business, or provide geographic extension and/or an expanded presence in an international market. The companies acquired by the Registrant tend to have common characteristics, many of which are shared with the Registrant. Among these characteristics are: a high-quality image; emphasis on marketing and customer service; capability to benefit from new product development; similar materials and/or related manufacturing processes and/or comparable distribution channels. The businesses acquired during the last several years include:

                CIPSA, the leading plastic housewares manufacturer and marketer in Mexico, was acquired in 1992. It now operates as Rubbermaid de Mexico and is part of the Home Products Division.

                Iron Mountain Forge Corporation, a leading manufacturer and marketer of commercial playground equipment, was also acquired in 1992 and formed the foundation for the Little Tikes Commercial business. It expanded Little Tikes' development of the growing child care market into parks, schools, playgrounds and other commercial recreation markets. Glenwood Systems Pty. Ltd, acquired in 1994, a leading marketer and designer of commercial play systems in Australia known as Ausplay and PAR-REC Holdings, Inc., acquired in 1995, a leading manufacturer of similar play equipment in Canada, expand product lines and the distribution of commercial play structures into additional geographic markets. Decor Concepts, Inc., acquired in 1995 and known as OMNI, makes contained-play systems for commercial uses such as in restaurants and indoor playgrounds which expands the commercial play business into new markets.

                Empire Brushes, Inc., acquired in 1994, a manufacturer and marketer of mops, brooms, brushes and other cleaning products for home and commercial use, has been integrated with Registrant's existing cleaning products business and is now Rubbermaid Cleaning Products Inc., a part of the Home Products Division.

                Carex, now Rubbermaid Health Care Products Inc., acquired in 1994, manufactures and sells bath safety, mobility, daily living and personal care aids and accessories for the home health care market, a new market for the Registrant. Incorporating a marketing focus and the Rubbermaid brand, Registrant expects to enhance new product development, offer greater product line values and expand channels of distribution.

                A joint venture with Richell Corporation, a leading Japanese housewares manufacturer, was formed in 1994. The joint venture, Rubbermaid Japan Inc., develops, markets and sells housewares, leisure and seasonal products in Japan. In October 1994, Registrant exercised an option to increase its equity position from an initial 40 percent to 51 percent.

                Royal Rubbermaid Structures Ltd., a joint venture of the Registrant and Royal Plastics Group Limited of Canada, was formed early in 1995. This venture manufactures and markets modular plastic components and kits for small structures, such as storage buildings and sheds. Each partner owns 50 percent of the joint venture. The Seasonal Products business of Registrant maintains primary responsibility for conducting the sales and marketing efforts of the joint venture.

                Also in 1995, Injectaplastic S.A., a plastic housewares manufacturer and marketer in France, was acquired. Injectaplastic re-established the Registrant in the European marketplace for housewares and seasonal product lines following dissolution of the previous Curver Rubbermaid joint venture with DSM, the Dutch Chemical Group. In November 1995, a majority interest in Dom-Plast S.A., a leading manufacturer and marketer of plastic housewares products in Poland, was acquired. This expanded Registrant's presence in Central and Eastern Europe, and offers an attractive manufacturing opportunity for distribution of Registrant's products into Northern and Western Europe.

                In 1994, Registrant sold its 40-percent interest in the Curver Rubbermaid European housewares joint venture to DSM who held the remaining 60-percent interest. Registrant believes that it has a greater opportunity in the European market by proceeding on an independent basis.

                In 1994, Registrant's Seasonal Products business divested its outdoor casual resin furniture business, including the manufacturing facility in Stanley, North Carolina. The divestiture will allow management to provide greater focus and resources on core business competencies.

                Also in 1994, the Davson Division of Rubbermaid Office Products Inc. was sold because the Davson product line was not considered a long-term strategic complement to the remaining office products business.

                Net Sales

                The percent of net sales contributed by each of the consumer and institutional classes of products for the three years ended December 31, 1995 was as follows:


                                 NET SALES
                                 ---------


                                  Consumer               Institutional
                                  --------               -------------
          1995                      80%                       20%
          1994                      79%                       21%
          1993                      78%                       22%

                 Raw Materials
                 -------------

                 The principal raw materials used in the manufacture of Registrant's products are various plastic resins and synthetic rubber (all of which are derivatives of petroleum or natural gas liquids) and color concentrates. All of these items are available from numerous competitive sources. For the most part, the particular raw materials which Registrant uses are of a commodity nature whose prices are subject to change as supply and demand fluctuate. From 1991 to mid-1994, resin costs remained relatively stable, however beginning mid-1994 and continuing into 1995, resin costs began to escalate rapidly, as demand was growing and supply tightened. Because of the sharpness and rapidity of the price increases, Registrant was unable to fully recover the incremental costs through adjustments to its selling prices, thus negatively impacting earnings for 1995. The sharp increases in resin costs began to moderate beginning mid-1995 and have now declined from the peak reached during 1995, as supply and demand have returned to more balanced levels. Registrant has accelerated its continuing programs for substituting available or reformulated resins that are consistent with its quality standards. The Registrant expects to obtain adequate supplies of raw materials for its needs.

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

                 Seasonality
                 -----------

                 Historically, the year-end holiday season records the highest sales volume for the toy industry; however, the Little Tikes spring and summer products have served to more evenly balance monthly shipments. Rubbermaid Specialty Products concentrates its efforts on product categories of a seasonal nature, including insulated products, planters, and bird feeders. Insulated product sales are highest during the first six months of the year, and inventories are built during the other periods of the year in order to more easily accommodate demand. No material portion of Registrant's other business is of a highly seasonal nature.

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

                 Customers
                 ---------

                 Sales are made to a broad range of customers, one of which accounted for 15%, 15%, and 14% of net sales in 1995, 1994, and 1993, respectively. Due in part to Registrant's perception that consumers are loyal to Registrant's brand names, Registrant does not believe that the loss of any one customer would have a materially adverse effect on its business.

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

                 Research and Development
                 ------------------------

                 Registrant expended approximately $28,963,000, $27,747,000, and $28,202,000 during 1995, 1994, and 1993, respectively, on research and development activities related to product, process and materials development, and mold design. These costs are charged to operations as incurred.

                 Environmental Matters
                 ---------------------

                 Compliance with Federal, State, and local provisions, which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, is not expected to have an adverse effect upon the capital expenditures, earnings, or competitive position of Registrant and its subsidiaries. Reference is made to pages 40 and 41 of the 1995 Annual Report to Shareholders, which is contained in Exhibit 13 hereof, concerning further information regarding Registrant's Environmental Program.

                 Employees
                 ---------

                 The average number of persons employed by Registrant and its subsidiaries during 1995 was 14,054.

                 Foreign Operations
                 ------------------

                 Reference is made to page 38 of the 1995 Annual Report to Shareholders, which is contained in Exhibit 13 hereof, for information concerning Registrant's operations in different geographical areas. Export sales are not material and are, therefore, not separately stated.

                 To accelerate international growth, foreign businesses are positioned to provide direct line reporting relationships with their counterpart domestic operation. The management of Rubbermaid businesses around the world, plus the coordination of sales in foreign markets, are the responsibility of the respective core operating companies. The Corporate role is to develop and coordinate with the core businesses strategic plans, priorities, and global operations. To improve efficiencies in the new regions being developed, staff functions are centralized, while the line functions are decentralized to each core business.

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

                 Forward-Looking Discussions
                 ---------------------------
                 Except for the historical information contained, or incorporated by reference herein, the statements and objectives set forth in
Item 1, or incorporated by reference in Item 7, are forward-looking and involve uncertainty and risk. Registrant's future financial performance may differ materially from those described in the forward-looking statements made by, or on behalf of, Registrant as a result of a variety of factors such as changes in: a) the competitive environment; b) the condition of the industry and economy, including the effects of weather, consumer and customer demand; c) the cost of raw materials, which may not be recovered through selling prices; d) the rate of growth in selling, general and administrative expenses due to Registrant's business expansion; e) working capital requirements; f) the under utilization of Registrant's production facilities; g) international factors, including currency exchange rates, economic conditions and difficulties or delays in Registrant's business expansion outside the United States, or h) difficulties or delays in the implementation of the Registrant's realignment program.

ITEM 2.  PROPERTIES
-------------------

                 Registrant and its subsidiaries have manufacturing and/or warehousing locations in 14 states and 10 foreign countries.

                 Major plant and warehouse locations of Registrant are as follows:

                         Home Products Division - Wooster and Akron, Ohio; Phoenix, Arizona; Sparks, Nevada (leased); Cortland, New York; Greenville, and Robersonville, North Carolina; Cleburne and Greenville, Texas; Suffolk, Virginia (leased); Mississauga, Ontario and Montreal, Quebec (leased), Canada; Toyama, Japan; Mexico City, Mexico; Oyonnax, France; and Slupsk, Poland.

                         Rubbermaid Specialty Products Inc. - Goddard and Winfield, Kansas; and Centerville, Iowa.

                         The Little Tikes Company - Hudson and Sebring, Ohio; City of Industry (leased), California; Aurora and Farmington, Missouri; Shippensburg, Pennsylvania; Columbia, South Carolina; Melbourne, Australia (leased); Paris and Guelph (leased), Ontario, Canada; Dublin, Ireland; and Differdange, Luxembourg.

                         Rubbermaid Commercial Products Inc. - Winchester, Virginia; Phoenix, Arizona (leased); Cleveland, Tennessee; Birmingham, England (leased); and Dietzenbach, Germany (leased).

                         Rubbermaid Office Products Inc. - Maryville, Tennessee Silverwater, Australia (leased); Shefford, England (leased); and Coignieres, France (leased).

                         Rubbermaid Health Care Products Inc. - Statesville, North Carolina.


                 Certain facilities are subject to mortgages securing industrial revenue bond or other governmental financing.

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

ITEM  3.         LEGAL PROCEEDINGS
--------         -----------------

                 There are no material pending legal proceedings to which Registrant or any of its subsidiaries is a party.

ITEM  4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------         ---------------------------------------------------

                 During the fourth quarter of the fiscal year covered by this Form 10-K, no matter was submitted to a vote of Registrant's shareholders, through the solicitation of proxies or otherwise.

                                           Executive Officers of Registrant
                                           --------------------------------

                                          Employed By
                                          -----------
                                          Registrant
                                          ----------
             Name               Age          Since                       Positions and Offices Held
             ----               ---          -----                       --------------------------
 Wolfgang R. Schmitt             52          1966         Chairman of the Board and
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


 Charles A. Carroll              46          1971         President and
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


 Richard D. Gates                53          1973         Senior Vice President,
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

                                           Executive Officers of Registrant
                                           --------------------------------

                                          Employed By
                                          -----------
                                          Registrant
                                          ----------
             Name               Age          Since                       Positions and Offices Held
             ----               ---          -----                       --------------------------
 Lucius W. Hoffa, Jr.            52          1967         Senior Vice President,
                                                          Information Services
                                                             Mr.   Hoffa   was   named   Senior   Vice   President,
                                                             Information Services in January  1995 and was  previously
                                                             Vice President of Management Information Services  of the
                                                             Home Products Division from 1988.   He has been  employed
                                                             by  Registrant since  1967  in  a variety  of  management
                                                             information positions.


 James A. Morgan                 60          1974         Senior Vice President,
                                                          General Counsel and Secretary
                                                             Mr. Morgan  joined Registrant  as Assistant  Secretary
                                                             and Counsel  in February 1974  and was  elected Secretary
                                                             in 1977,  Vice President in  1979, Senior  Vice President
                                                             in 1983, and General Counsel in 1988.

 Michael E. Naylor               57          1992         Senior Vice President,
                                                          Operations
                                                             Mr.  Naylor   joined   Registrant   as   Senior   Vice
                                                             President,  Technology and  Environment  in August  1992,
                                                             and was named Senior Vice  President, Operations in 1994.
                                                             He was previously with General  Motors Corporation for 25
                                                             years and  most recently  served as  General Director  of
                                                             the Military  Vehicle Business.   In previous assignments
                                                             he  was  Executive  in   charge  of  Corporate  Strategic
                                                             Planning and Manager of Research  and Development for the
                                                             Transportation Systems Division.

 David L. Robertson              50          1994         Senior Vice President,
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

                                           Executive Officers of Registrant
                                           --------------------------------

                                          Employed By
                                          -----------
                                          Registrant
                                          ----------
             Name               Age          Since                       Positions and Offices Held
             ----               ---          -----                       --------------------------
 George C. Weigand               44          1984         Senior Vice President
                                                          and Chief Financial Officer
                                                            Mr. Weigand became Senior Vice President and Chief
                                                            Financial Officer in  March, 1994, having previously
                                                            served as Vice  President and Corporate controller
                                                            since 1992, and Vice President, Auditing and Taxes from
                                                            1990. Previously, he was Manager of Auditing and Taxes
                                                            from 1987 and prior, thereto, Manager of Auditing.



 Hugh L. Easterbrook             38          1994         Vice President,
                                                          International Business Development
                                                             Mr. Easterbrook became Vice President, International
                                                             Business Development in October, 1995, having  previously
                                                             served as Vice  President, Business Development.
                                                             Previously and from 1992, he was Associate Director for
                                                             Trianon   Finance in Paris, France and prior, thereto, was
                                                             an independent business development consultant.

 John W. Dean, III               40          1988         Vice President and
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

 John L. Theler                  48          1992         Vice President and
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

                                          Executive Officers of Registrant
                                          --------------------------------

                                          Employed By
                                          -----------
                                          Registrant
                                          ----------
             Name               Age          Since                       Positions and Offices Held
             ----               ---          -----                       --------------------------
 David T. Gibbons                52          1995         President and General Manager,
                                                          Home Products Division
                                                             Mr.  Gibbons  joined Registrant  in  December 1995  as
                                                             President  and  General  Manager  of  the  Home  Products
                                                             Division.  He was previously,  from 1994, General Manager
                                                             of  the Home and  Commercial Products Division  of the 3M
                                                             Company which he  joined in  1968.  He  has held  various
                                                             sales  and  marketing  management   positions  with  that
                                                             company  including   General  Manager   of  the   ceramic
                                                             material business  from 1991-1994  and Managing  Director
                                                             of the Company's Thailand operation from 1986-1991.


 Gary E. Kleinjan                47          1980         President and General Manager,
                                                          The Little Tikes Company
                                                             Mr.  Kleinjan  was  appointed  President  and  General
                                                             Manager of  The Little  Tikes Company  in September  1994
                                                             having  previously   served  as  President   and  General
                                                             Manager  of Rubbermaid  Office Products  Inc. from  March
                                                             1994.   Prior thereto and  from August 1992,  he was Vice
                                                             President   and   General   Manager    of   MicroComputer
                                                             Accessories, Inc.  Previously and  from 1988, he was Vice
                                                             President, Sales of  the Home Products Division  where he
                                                             held various  sales assignments since  joining Registrant
                                                             in 1980.

 Gary F. Mattison                55          1967         President and General Manager,
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



                                          Executive Officers of Registrant
                                          --------------------------------

                                          Employed By
                                          -----------
                                          Registrant
                                          ----------
             Name               Age          Since                       Positions and Offices Held
             ----               ---          -----                       --------------------------
 Joseph M. Ramos                 54          1992         President and General Manager,
                                                          Rubbermaid Commercial Products Inc.
                                                             Mr. Ramos joined Rubbermaid Commercial Products on
                                                             January 1, 1992 as President and General Manager. He
                                                             was previously employed with 3M Company for 25 years in
                                                             various domestic and international sales, marketing, and
                                                             general management assignments.



 Wayne L. Schmidt                46          1991         President and General Manager,
                                                          Rubbermaid Health Care Products Inc.
                                                             Mr.   Schmidt  was  appointed  President  and  General
                                                             Manager of Rubbermaid Health Care  Products Inc. in May
                                                             of 1995, having served previously as Executive Vice
                                                             President and General Manager since September of 1994.
                                                             He was previously Vice President of Sales for Rubbermaid
                                                             Commercial Products Inc., having joined that
                                                             organization in 1991 as Vice President Foodservice.


 Carol S. Troyer                 52          1962         President and General Manager,
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

                                    PART II
                                    -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

                 Registrant's Common Shares are traded on the New York Stock Exchange under the symbol RBD. As of January 31, 1996, Registrant had approximately 32,300 shareholders of record. Reference is made to page 38 of the 1995 Annual Report to Shareholders, which is contained in Exhibit 13 hereof, for information concerning sales prices for and dividends paid on Registrant's Common Shares during 1995 and 1994.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

                 Reference is made to pages 42 and 43 of the 1995 Annual Report to Shareholders, which are contained in Exhibit 13 hereof, which pages include the selected financial data for the five years ended December 31, 1995 as part of Registrant's "Consolidated Financial Summary", which information is incorporated by reference herein.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

                 Reference is made to pages 39, 40 and 41 of the 1995 Annual Report to Shareholders, which are contained in Exhibit 13 hereto, which include "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the years 1995, 1994, and 1993, which information is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

                 Reference is made to pages 29 through 38 of the 1995 Annual Report to Shareholders, which are contained in Exhibit 13 hereto, which include the consolidated balance sheets and the notes thereto as of December 31, 1995 and 1994, and the related consolidated statements of earnings, cash flows and shareholders' equity for each of the years in the three year period ended December 31, 1995, together with the independent auditors' report thereon of KPMG Peat Marwick LLP dated February 2, 1996, which information is incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

                 Registrant has not changed its independent auditors, and there have been no reportable disagreements with such auditors regarding accounting principles or practices or financial disclosure matters.


                                    PART III
                                    --------

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
--------         ----------------------------------------------

                 Information regarding the directors of Registrant is included under the caption "Information as to Board of Directors and Nominees" in Registrant's proxy statement dated March 8, 1996, and is incorporated herein by reference. Information regarding the executive officers of

Registrant is included under a separate caption in Part I hereof and is incorporated by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

ITEM 11.   EXECUTIVE COMPENSATION
---------------------------------

                 Information regarding the above is included under the caption "Executive Compensation" in Registrant's proxy statement dated March 8, 1996, and is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------------------------------------------------------------------------

                 Information regarding the above is included under the captions "Security Ownership of Certain Beneficial Owners" and "Ownership By Management" in Registrant's proxy statement dated March 8, 1996, and is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
---------------------------------------------------------

                 Information regarding the above is included under the caption "Security Ownership of Certain Beneficial Owners" in Registrant's proxy statement dated March 8, 1996, and is incorporated herein by reference.


                                    PART IV
                                    -------

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
---------------------------------------------------------------------------

        (a)      The following documents are filed as part of this Form 10-K
                 Report.

                 (1) The financial statements referred to in Item 8 above which are contained in Exhibit 13 hereto and which are incorporated by reference thereto.

                 (2) Exhibits 10(a) through 10(g) to this Item 14 constitute each executive compensation plan and arrangement of Registrant.

                 All schedules have been omitted because the material is not applicable, or is not required, or because the required information is shown in the consolidated financial statements or in the notes thereto, or is not otherwise material to the consolidated financial statements.

        (b) There were no reports on Form 8-K filed for the quarter ended December 31, 1995.

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

                 (10e)       Change-Of-Control Employment Agreements -
                             Identical agreements have been entered into with Charles A. Carroll, Richard D. Gates, David T. Gibbons, Lucius W. Hoffa, Jr., Gary E. Kleinjan, Gary F. Mattison, James A. Morgan, Michael E. Naylor, Joseph M. Ramos, David L. Robertson, Wolfgang R. Schmitt, Carol S. Troyer, and George C. Weigand. Incorporated by reference from Exhibit 10(i) to Form 10-K for the year ended December 31, 1991.

                 (10f) Rubbermaid Incorporated 1993 Deferred Compensation Plan. Incorporated by reference to Exhibit A to Proxy Statement for April 27, 1993 Annual
                             Meeting of Shareholders.

                 (10g)       Employment Agreement with David T. Gibbons.

                 (13) Consolidated financial statements and other data from pages 29 to 43 of 1995 Annual Report to Shareholders.

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


Date:    March 13, 1996                 RUBBERMAID INCORPORATED

                                        By:   /s/ Wolfgang R. Schmitt
                                           --------------------------------
                                              Wolfgang R. Schmitt
                                              Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on March 13, 1996.

/s/ Wolfgang R. Schmitt                  Director, Chairman of the Board and
-------------------------                Chief Executive Officer
Wolfgang R. Schmitt

/s/ George C. Weigand                    Senior Vice President and
-------------------------                Chief Financial Officer
George C. Weigand

/s/ John L. Theler                       Vice President and Corporate Controller
-------------------------                (Principal Accounting Officer)
John L. Theler

Tom H. Barrett                    Director

Charles A. Carroll                Director

Robert O. Ebert                   Director

Stanley C. Gault                  Director

Robert M. Gerrity                 Director

Karen N. Horn                     Director         By:   /s/ James A. Morgan
                                                      -----------------------
William D. Marohn                 Director               James A. Morgan
                                                         Attorney-in-Fact
Steven A. Minter                  Director

Jan Nicholson                     Director

Paul G. Schloemer                 Director

Gordon R. Sullivan                Director

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

     (10e)                    Change-Of-Control Employment Agreements -
                              Identical agreements have been entered into with Charles A. Carroll, Richard D. Gates,
                              David T. Gibbons, Lucius W. Hoffa, Jr., Gary E.
                              Kleinjan, Gary F. Mattison, James A. Morgan,
                              Michael E. Naylor, Joseph M. Ramos, David L.
                              Robertson, Wolfgang R. Schmitt, Carol S. Troyer, and George C. Weigand. Incorporated by reference from Exhibit 10(i) to Form 10-K for the year ended
                              December 31, 1991.

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

        (10g)               Employment Agreement with David T. Gibbons.

        (13) Consolidated financial statements and other data from pages 29 to 43 of 1995 Annual Report to Shareholders.

        (21)                Subsidiaries of Registrant.

        (23)                Consent of KPMG Peat Marwick LLP.

        (24)                Power of Attorney.

        (27)                Financial Data Schedule.