Form 10-Q
period 1996-03-31
RUBBERMAID INC
filed 1996-05-13
CIK 85627

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1996

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from _________________ to
     __________________

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

                                  330-264-6464
                                  ------------
              (Registrant's telephone number, including area code)

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

Common Shares, Par Value $1.00, Outstanding at March 31, 1996 -- 151,479,553

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                    RUBBERMAID INCORPORATED AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (Unaudited)
                 (Dollars in thousands except per share amounts)

                                                        Three Months Ended
                                                        ------------------
                                             March 31, 1996            March 31, 1995
                                             --------------            --------------

Net sales                                       $ 533,285                  $ 563,856
Cost of sales                                     365,954                    386,528
Selling, general, and administrative expenses      95,485                     90,770
Other charges (credits), net:
     Interest expense                               4,469                      1,942
     Interest income                                 (510)                    (1,659)
     Miscellaneous, net                               882                       (414)
                                                ---------                  ---------
                                                    4,841                       (131)
                                                ---------                  ---------
Earnings before income taxes                       67,005                     86,689
Income taxes                                       25,328                     32,548
                                                ---------                  ---------

Net earnings                                    $  41,677                  $  54,141
                                                =========                  =========


Net earnings per Common Share (note 2)          $     .27                  $     .34
                                                =========                  =========
Dividends paid per Common Share (note 3)        $     .14                  $    .125
                                                =========                  =========





See accompanying notes to condensed consolidated financial statements.

                    RUBBERMAID INCORPORATED AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                 (Dollars in thousands except per share amounts)

                                                         March 31, 1996        Dec. 31, 1995
                                                         --------------        -------------
                                                          (Unaudited)
                                     Assets
                                     ------

Current assets:
     Cash and cash equivalents                           $   38,210             $   50,969
     Receivables, less allowance for doubtful accounts
       of $10,036 in 1996 and $10,467 in 1995               465,705                499,203
     Inventories  (note 4)                                  261,434                251,723
     Other current assets                                    54,121                 49,312
                                                         ----------             ----------

                      Total current assets                  819,470                851,207

Property, plant, and equipment, net                         618,319                626,637

Intangible and other assets, net (note 5)                   230,031                213,684
                                                         ----------             ----------

Total Assets                                             $1,667,820             $1,691,528
                                                         ==========             ==========





                                                                     (Continued)

                      CONDENSED CONSOLIDATED BALANCE SHEET
                 (Dollars in thousands except per share amounts)

                                                                                        March 31, 1996               Dec. 31, 1995
                                                                                        --------------               -------------
                                                                                         (Unaudited)
                      Liabilities and Shareholders' Equity
                      ------------------------------------

Current liabilities:
     Notes payable                                                                       $   234,736                 $   116,539
     Long-term debt, current                                                                   3,966                       5,957
     Payables                                                                                 96,887                     102,003
     Accrued liabilities                                                                     167,795                     190,233
                                                                                         -----------                 -----------

                      Total current liabilities                                              503,384                     414,732

Other deferred liabilities                                                                   134,840                     135,244
Long-term debt, non-current                                                                    6,098                       6,179

Shareholders' equity :
     Preferred stock, without par value
        Authorized 20,000,000 shares; none issued                                               --                          --
     Common Shares of $1 par value
        Authorized 400,000,000 shares; issued
        162,677,082 shares in 1996 and 1995                                                  162,677                     162,677
     Paid-in capital                                                                          70,565                      70,825
     Retained earnings                                                                     1,118,729                   1,098,670
     Foreign currency translation adjustment                                                 (18,288)                    (18,420)
     Treasury shares, at cost (11,197,529 shares in
         1996 and 6,473,220 shares in 1995)                                                 (310,185)                   (178,379)
                                                                                         -----------                 -----------
             Total shareholders' equity                                                    1,023,498                   1,135,373
                                                                                         -----------                 -----------

Total Liabilities and Shareholders' Equity                                               $ 1,667,820                 $ 1,691,528
                                                                                         ===========                 ===========



See accompanying notes to condensed consolidated financial statements.

                    RUBBERMAID INCORPORATED AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                             (Dollars in thousands)

( ) Denotes decrease in cash and cash equivalents

                                                                Three Months Ended

                                                  March 31, 1996                March 31, 1995
                                                  --------------                --------------
Cash flows from operating activities:
    Net earnings                                   $  41,677                     $  54,141
    Adjustments to reconcile net earnings to net
        cash from operating activities:
           Depreciation and amortization              26,889                        26,421
           Other                                       3,102                           (64)
           Changes in:
               Receivables                            33,072                       (62,389)
               Inventories                            (9,711)                      (48,974)
               Other assets                          (18,957)                       (1,468)
               Payables                               (5,116)                       34,316
               Accrued liabilities                   (23,895)                      (12,773)
                                                   ---------                     ---------
           Net cash from operating activities         47,061                       (10,790)

Cash flows from investing activities:
    Capital expenditures                             (22,691)                      (30,909)
    Purchase of marketable securities                   --                         (99,150)
Proceeds from sale of marketable securities             --                         139,350
    Other, net                                         5,968                       (12,087)
                                                   ---------                     ---------
           Net cash from investing activities        (16,723)                       (2,796)

Cash flows from financing activities:
    Net change in notes payable                      118,197                        15,221
    Proceeds from long-term debt                        --                           3,831
    Repayment of long-term debt                       (2,072)                          (87)
    Cash dividends paid                              (21,618)                      (20,126)
    Common Shares repurchased                       (137,415)                       (5,409)
    Other, net                                          (189)                          308
                                                   ---------                     ---------
           Net cash from financing activities        (43,097)                       (6,262)
                                                   ---------                     ---------

Net change in cash and cash equivalents              (12,759)                      (19,848)

Cash and cash equivalents at beginning of year        50,969                        92,249
                                                   ---------                     ---------

Cash and cash equivalents at March 31              $  38,210                     $  72,401
                                                   =========                     =========

Supplemental cash flow information:
    Income taxes paid                              $   2,880                     $  10,013
    Interest paid                                  $   4,756                     $   1,822
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

(2) Net earnings per Common Share is computed based on average shares outstanding of 153,943,097 and 160,913,630 for the respective 1996 and 1995 three-month periods.


(3) The actual number of shares outstanding on the respective record dates is as follows:

                             1996                                                                     1995
             ------------------------------------                                      -----------------------------------
             Record Date               No. Shares                                      Record Date              No. Shares
             -----------               ----------                                      -----------              ----------

             February 9               154,412,532                                      February 10             161,008,984



(4)  A summary of inventories follows:

                                                                            March 31, 1996               Dec. 31, 1995
                                                                            --------------               -------------
              FIFO Cost:
                  Raw materials                                              $  64,305                    $  73,862
                  Work-in-process                                               12,135                       14,346
                  Finished goods                                               214,544                      193,991
                                                                               -------                      -------
                                                                               290,984                      282,199
              Excess of FIFO over LIFO cost                                    (29,550)                     (30,476)
                                                                              --------                      -------
                                                                              $261,434                     $251,723
                                                                               =======                      =======


(5) At March 31, 1996, and December 31, 1995, intangible and other assets, net include the excess of cost over net assets of businesses acquired of $138,457 and $137,736, respectively, net of accumulated amortization of $22,706 and $21,452, respectively.

                    RUBBERMAID INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
- ---------------------

Net sales for the three-month period ended March 31, 1996 decreased 5% from the first quarter of 1995, primarily reflecting the impact from a planned 45% reduction in stock-keeping units (SKUs), previously announced in December 1995 as part of the Company's realignment plan. The elimination of SKUs resulted in an approximate 5% decrease in unit volume. Acquisitions added 3% to unit volume in the quarter, which was offset by lower unit volume in core businesses, net of the SKU reduction. Pricing was unchanged.

Net earnings for the first quarter of 1996 decreased 23% from the comparable 1995 period, reflecting lower sales volume and the related unfavorable manufacturing efficiencies.

Cost of sales as a percent of net sales for the first quarter of 1996 equaled the 68.6% of the year ago period. The negative impact resulting from the lack of volume growth was off-set by lower year-over-year raw material costs. Market price levels for plastic resin in the first quarter of 1996 were below the levels of 1995, but still above the Company's 1994 cost levels. LIFO was a $.9 million credit in the first quarter of 1996 compared to a $2.8 million charge in the first quarter of 1995.

Selling, general, and administrative expenses as a percent of net sales were 17.9% and 16.1% for the quarters ending March 31, 1996 and 1995, respectively. The increase was attributable to acquisitions made in the last twelve months and lower sales dollars.

Other charges (credits) net were a net charge of $4.8 million versus last year's first quarter net credit of $.1 million. The unfavorable swing is primarily due to the increase in net interest expense which is attributable to debt incurred to fund the share repurchase program. Interest expense was $4.5 million in 1996 compared with $1.9 million in 1995, while interest income was $.5 million and $1.7 million, respectively. This resulted in a net swing of $3.8 million. In addition, goodwill amortization increased $.5 million for the increased acquisition activity over the past twelve months.

The effective tax rate for the first quarter was 37.8% versus 37.5% in last year's first quarter. The effective tax rate for all of 1995 was 37.5%. The increase represents increased growth in our international operations, which typically have higher taxation rates.

Changes in Financial Condition
- ------------------------------

During the first quarter of 1996 cash and cash equivalents decreased by $12.8 million from December 31, 1995, as cash generated from operations of $47.1 million was exceeded by cash used for investing activities of $16.7 million and cash used for financing activities of $43.1 million. Cash generated from operations was primarily the result of net earnings, decreased accounts receivables, and non-cash depreciation charges exceeding the impact of a decrease in accrued liabilities and accounts payable, and increases in inventory and other assets. The decrease in receivables reflects management's continued emphasis on managing working capital and to a lesser extent, the reduction in sales. Cash used for investing activities was primarily for capital expenditures, reflecting continued investment in the business. Cash used for financing activities consisted primarily of the repurchase of common shares for the Company's treasury and dividends paid to shareholders exceeding the increase in notes payable. The increase in notes payable was principally for share repurchase, as well as the normal demands on cash flow that occur in the first quarter.

                    RUBBERMAID INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Other
- -----

As part of the Company's plan to add a prudent amount of debt to its capital structure and enhance long-term shareholder value, it initiated a commercial paper program in February 1996. As of March 31, 1996, $192.1 million was outstanding. In January 1996, the Company filed a Form S-3 registration statement to permit the sale from time to time of senior debt securities for proceeds of up to $400 million. The Company intends to use any net proceeds from the sale of the senior debt securities for general corporate purposes which may include the refinancing of indebtedness. As of March 31, 1996, no debt had been issued against this registration statement.

As part of the Company's previously announced two-year strategic realignment program, approximately 45% of SKUs, and related inventory and machinery and equipment, were to be eliminated to improve operating efficiencies. At the end of the first quarter of 1996, this SKU reduction largely had been accomplished, positioning the Company for a positive impact in customer service and distribution logistics. The Company also has begun the physical realignment of facilities to accomplish further improvements in operating effectiveness. Costs associated with the realignment of facilities not included in the realignment reserve and realignment savings did not have a material impact on the first quarter 1996 financial statements.

                           PART II. OTHER INFORMATION

Item 6.       Exhibit and Reports on Form 8-K.

              (a) Exhibit 27.  Financial Data schedule.

              (b) There were no reports on Form 8-K for the three months ended
                  March 31, 1996.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  RUBBERMAID INCORPORATED

DATE:             May 10, 1996                       /s/  James A. Morgan
              ----------------------              ---------------------------
                                                          James A. Morgan
                                                       Senior Vice President,
                                                  General Counsel and Secretary

DATE:             May 10, 1996                      /s/  George C. Weigand
              ----------------------              -----------------------------
                                                        George C. Weigand
                                                     Senior Vice President and
                                                      Chief Financial Officer