Form 10-Q
period 1996-06-30
RUBBERMAID INC
filed 1996-07-30
CIK 85627

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                   to
                               -----------------    ------------------

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

                                                       Yes    X       No
                                                           -------       -------

Common Shares, Par Value $1.00, Outstanding at June 30, 1996 -- 149,767,973

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                    RUBBERMAID INCORPORATED AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (Unaudited)
                 (Dollars in thousands except per share amounts)

                                                        Three Months Ended
                                                        ------------------
                                              June 30, 1996             June 30, 1995
                                              -------------             -------------
Net sales                                       $ 572,989                 $ 556,844
Cost of sales                                     389,127                   409,991
Selling, general, and administrative expenses     105,173                    96,406
Other charges (credits), net:
     Interest expense                               5,924                     3,260
     Interest income                                 (357)                     (947)
     Miscellaneous, net                             1,176                     2,072
                                                ---------                 ---------
                                                    6,743                     4,385
                                                ---------                 ---------
Earnings before income taxes                       71,946                    46,062
Income taxes                                       27,196                    17,252
                                                ---------                 ---------

Net earnings                                    $  44,750                 $  28,810
                                                =========                 =========



Net earnings per Common Share (note 2)          $     .30                 $     .18
                                                =========                 =========

Dividends paid per Common Share (note 3)        $     .14                 $    .125
                                                =========                 =========





See accompanying notes to condensed consolidated financial statements.

                    RUBBERMAID INCORPORATED AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (Unaudited)
                 (Dollars in thousands except per share amounts)

                                                     Six Months Ended
                                                     ----------------
                                               June 30, 1996  June 30, 1995
                                               -------------  -------------
Net sales                                       $ 1,106,274    $ 1,120,700
Cost of sales                                       755,081        796,519
Selling, general, and administrative expenses       200,658        187,176
Other charges (credits), net:
     Interest expense                                10,393          5,202
     Interest income                                   (867)        (2,606)
     Miscellaneous, net                               2,058          1,658
                                                -----------    -----------
                                                     11,584          4,254
                                                -----------    -----------
Earnings before income taxes                        138,951        132,751
Income taxes                                         52,524         49,800
                                                -----------    -----------

Net earnings                                    $    86,427    $    82,951
                                                ===========    ===========



Net earnings per Common Share (note 2)          $       .57    $       .52
                                                ===========    ===========

Dividends paid per Common Share (note 3)        $       .28    $       .25
                                                ===========    ===========





See accompanying notes to condensed consolidated financial statements.

                    RUBBERMAID INCORPORATED AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)

                                                        June 30, 1996                 Dec. 31, 1995
                                                        -------------                 -------------
                                                         (Unaudited)
                                     Assets
                                     ------
Current assets:
     Cash and cash equivalents                           $   33,022                    $   50,969
     Receivables, less allowance for doubtful accounts
       of $9,861 in 1996 and $10,467 in 1995                445,009                       499,203
     Inventories  (note 4)                                  266,545                       251,723
     Other current assets                                    53,772                        49,312
                                                         ----------                    ----------

                      Total current assets                  798,348                       851,207

Property, plant, and equipment, net                         628,018                       626,637

Intangible and other assets, net (note 5)                   236,653                       213,684
                                                         ----------                    ----------

Total Assets                                             $1,663,019                    $1,691,528
                                                         ==========                    ==========




                                                                     (Continued)

                    RUBBERMAID INCORPORATED AND SUBSIDIARIES
                                  (Continued)

                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)

                                                             June 30, 1996                Dec. 31, 1995
                                                             -------------                -------------
                                                              (Unaudited)

                      Liabilities and Shareholders' Equity
                      ------------------------------------
Current liabilities:
     Notes payable                                           $   251,736                   $   116,539
     Long-term debt, current                                       3,013                         5,957
     Payables                                                    128,560                       102,003
     Accrued liabilities                                         164,946                       190,233
                                                             -----------                   -----------

                      Total current liabilities                  548,255                       414,732

Other deferred liabilities                                       136,576                       135,244
Long-term debt, non-current                                        4,685                         6,179

Shareholders' equity:
     Preferred stock, without par value.
        Authorized 20,000,000 shares; none issued                   --                            --
     Common Shares of $1 par value.
        Authorized 400,000,000 shares; issued
        162,677,082 shares in 1996 and 1995                      162,677                       162,677
     Paid-in capital                                              70,553                        70,825
     Retained earnings                                         1,121,511                     1,098,670
     Foreign currency translation adjustment                     (22,318)                      (18,420)
     Treasury shares, at cost (12,909,109 shares in
         1996 and 6,473,220 shares in 1995)                     (358,920)                     (178,379)
                                                             -----------                   -----------
             Total shareholders' equity                          973,503                     1,135,373
                                                             -----------                   -----------

Total Liabilities and Shareholders' Equity                   $ 1,663,019                   $ 1,691,528
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

                    RUBBERMAID INCORPORATED AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                             (Dollars in thousands)

( ) Denotes decrease in cash and cash equivalents

                                                                Six Months Ended
                                                   -------------------------------------------
                                                   June 30, 1996                 June 30, 1995
                                                   -------------                 -------------
Cash flows from operating activities:
    Net earnings                                    $  86,427                      $  82,951
    Adjustments to reconcile net earnings to net
        cash from operating activities:
           Depreciation and amortization               53,290                         55,067
           Other                                        5,725                          4,827
           Changes in:
               Receivables                             53,366                         17,387
               Inventories                            (14,822)                       (52,892)
               Other assets                           (28,416)                        (9,811)
               Payables                                 5,557                          5,442
               Accrued liabilities                    (26,881)                       (25,593)
                                                    ---------                      ---------
           Net cash from operating activities         134,246                         77,378

Cash flows from investing activities:
    Capital expenditures                              (58,330)                       (75,393)
    Purchase of marketable securities                    --                          (99,151)
    Proceeds from sale of marketable securities          --                          158,200
    Other, net                                          3,175                        (14,808)
                                                    ---------                      ---------
           Net cash used for investing activities     (55,155)                       (31,152)

Cash flows from financing activities:
    Net change in notes payable                       135,197                         33,503
    Repayment of long-term debt                        (4,438)                          (461)
    Cash dividends paid                               (42,586)                       (40,083)
    Common Shares repurchased                        (185,482)                       (83,702)
    Other, net                                            271                            500
                                                    ---------                      ---------
           Net cash used for financing activities     (97,038)                       (90,243)
                                                    ---------                      ---------

Net change in cash and cash equivalents               (17,947)                       (44,017)

Cash and cash equivalents at beginning of year         50,969                         92,249
                                                    ---------                      ---------

Cash and cash equivalents at June 30                $  33,022                      $  48,232
                                                    =========                      =========

Supplemental cash flow information:
    Income taxes paid                               $  32,205                      $  59,211
    Interest paid                                   $   9,567                      $   4,125
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

(2) Net earnings per Common Share is computed based on average shares outstanding of 150,348,835 and 159,574,805 for the respective 1996 and 1995 three-month periods and 152,241,168 and 160,153,499 for the respective six-month periods.

(3) The actual number of shares outstanding on the respective record dates is as follows:

                            1996                                                                       1995
             ------------------------------------                                      -----------------------------------
             Record Date               No. Shares                                      Record Date              No. Shares
             -----------               ----------                                      -----------              ----------
             February 9               154,412,532                                      February 10             161,008,984
             May 17                   149,772,666                                      May 12                  159,652,695



(4)  A summary of inventories follows:

                                            June 30, 1996               Dec. 31, 1995
                                            -------------               -------------
              FIFO cost:
                  Raw materials               $  76,314                   $  73,862
                  Work-in-process                14,605                      14,346
                  Finished goods                204,577                     193,991
                                              ---------                   ---------
                                                295,496                     282,199
              Excess of FIFO over LIFO cost     (28,951)                    (30,476)
                                              ---------                   ---------
                                              $ 266,545                   $ 251,723
                                              =========                   =========


(5) At June 30, 1996, and December 31, 1995, intangible and other assets, net include the excess of cost over net assets of businesses acquired of $137,466 and $137,736, respectively, net of accumulated amortization of $23,962 and $21,452, respectively.

                    RUBBERMAID INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Net sales for the three-month period ended June 30, 1996, increased 3% over the second quarter of 1995. A significant improvement in retailer support and promotion activity and a continued focus on the introduction of new products led to 7% unit volume growth in ongoing core businesses, excluding the impact of a 5% year-over-year decrease in volume resulting from the Company's planned SKU reduction program. Acquisitions contributed 3% to unit volume in the quarter, while price realization decreased sales by 2% reflecting more competitive pricing which began to be implemented at the end of the first quarter. For the six-month period ended June 30, 1996, sales equaled the first half 1995 amount of $1.1 billion.

Net earnings for the second quarter of 1996 increased 55% to $44.8 million from the comparable 1995 period earnings of $28.8 million, reflecting lower resin and corrugated prices, along with realized cost savings resulting from the value improvement program. Net earnings for the first half of 1996 increased 4% over the first half of 1995, reflecting lower resin and corrugated prices which were offset by the negative impact of unfavorable operating variances that resulted from the lack of volume growth primarily in the first three months of 1996.

Cost of sales as a percent of net sales for the three-month and six-month year-to-date periods ended June 30, 1996, was 67.9% and 68.3%, respectively, compared to 73.6% and 71.1% for the comparable year ago periods. The year-over-year improvement is due to the reduction in resin and corrugated prices and the improvement of productivity, partially offset by the lower price realization on known value items (KVIs) and the unfavorable operating variances in the first three months of 1996. LIFO was a $.6 million credit in the second quarter of 1996 compared to a $3.6 million charge in the second quarter of 1995.

Selling, general, and administrative expenses as a percent of net sales were 18.4% and 18.1% for the three-month and six-month periods, respectively, compared with 17.3% and 16.7% for the comparable year ago periods. The increase is attributable to globalization efforts, the addition of acquisitions made in the last twelve months, and additional marketing activities.

Other charges, net were $6.7 million versus last year's second quarter of $4.4 million, and $11.6 million for the first half of 1996 versus $4.3 million for the first half of 1995. The unfavorable swing is primarily due to the increase in net interest expense which is attributable to debt incurred to fund the share repurchase program.

The effective tax rate for the second quarter was the same as the first quarter rate of 37.8% versus 37.5% in 1995. The effective tax rate for all of 1995 was 37.5%. The increase represents increased growth in our international operations, which typically have higher taxation rates.

CHANGES IN FINANCIAL CONDITION

During the first six months of 1996, cash and cash equivalents decreased by $18.0 million as cash generated from operations of $134.2 million was exceeded by cash used for investing activities of $55.2 million and cash used for financing activities of $97.0 million. Cash generated from operations was primarily the result of net earnings, decreased accounts receivable, and non-cash depreciation and amortization charges exceeding the impact of a decrease in accrued liabilities and increases in inventories and other assets. Management's focus on all aspects of working capital (in particular, inventories, receivables, and payables) added $88 million to cash

                    RUBBERMAID INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CHANGES IN FINANCIAL CONDITION (Continued)

flow over the year ago period. Cash used for investing activities was primarily for capital expenditures, reflecting continued investment in the business. Cash used for financing activities consisted primarily of dividends paid to shareholders and the repurchase of Common Shares for the Company's treasury funded by an increase in notes payable.

OTHER

As part of the Company's plan to add a prudent amount of debt to its capital structure and enhance long-term shareholder value, it initiated a commercial paper program in February 1996. As of June 30, 1996, $206.0 million was outstanding. In January 1996, the Company filed a Form S-3 registration statement to permit the sale from time to time of senior debt securities for proceeds of up to $400 million. The Company intends to use any net proceeds from the sale of the senior debt securities for general corporate purposes which may include the refinancing of indebtedness. As of June 30, 1996, no debt had been issued against this registration statement.

As part of the Company's previously announced two-year strategic realignment program, approximately 45% of SKUs, and related inventory and machinery and equipment, were to be eliminated to improve operating efficiencies. At the end of the second quarter of 1996, this SKU reduction largely had been accomplished, positioning the Company for a positive impact in customer service and distribution logistics. The Company also has begun the physical realignment of facilities to accomplish further improvements in operating effectiveness. The year-to-date favorable impact realized as a result of the realignment activity was offset by costs associated with the realignment of facilities, which in accordance with Generally Accepted Accounting Principles were not included in the realignment reserve, and costs to fund the global information systems project.

In April 1996 the Company signed a ten-year agreement with IBM to create and manage a common, global information system. The system will provide real-time interface among all of the Company's locations to streamline business worldwide, reduce costs, and strengthen the Company's competitive position.

                           PART II. OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders:

              At the Annual Meeting of Shareholders held on April 23, 1996, the Shareholders of Registrant voted on the following matter with results as indicated:

              The election of three directors to the class of Directors whose terms expire in 1999.

                                                                                               Vote
                                                                         For                   Withheld
                                                                         ---                   --------
                      Robert M. Gerrity                              132,737,122               1,461,027
                      Paul G. Schloemer                              132,722,102               1,476,047
                      Gordon R. Sullivan                             132,512,242               1,685,907

Item 6.       Exhibit and Reports on Form 8-K.

              (a) Exhibit 27.  Financial Data schedule.

              (b) On June 27, 1996, Registrant filed a Form 8-K reporting on the adoption, by its Board of Directors on June 25, 1996, of a new shareholder rights plan to replace the previous plan that expired June 24, 1996.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             RUBBERMAID INCORPORATED

DATE:   July 29, 1996                           /s/ James A. Morgan
       ---------------------------            ---------------------------------
                                                       James A. Morgan
                                                    Senior Vice President,
                                                General Counsel and Secretary

DATE:   July 29, 1996                           /s/ George C. Weigand
       ---------------------------            --------------------------------
                                                     George C. Weigand
                                                   Senior Vice President and
                                                    Chief Financial Officer