Form 10-Q
period 1996-09-30
RUBBERMAID INC
filed 1996-11-12
CIK 85627

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the quarterly period ended September 30, 1996

                                       OR

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

                                                      Yes    X       No
                                                         ------        -----

Common Shares, Par Value $1.00, Outstanding at September 30, 1996 -- 149,760,672

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                    RUBBERMAID INCORPORATED AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (Unaudited)
                 (Dollars in thousands except per share amounts)

                                                                    Three Months Ended
                                                                    ------------------
                                                           Sept. 30, 1996            Sept. 30, 1995
                                                           --------------            --------------

Net sales                                                      $632,694                  $641,520
Cost of sales                                                   438,361                   453,802
Selling, general, and administrative expenses                   114,724                   101,184
Other charges (credits), net:
     Interest expense                                             5,292                     3,900
     Interest income                                               (244)                     (145)
     Miscellaneous, net                                             433                     2,347
                                                               --------                   -------
                                                                  5,481                     6,102
                                                               --------                   -------
Earnings before income taxes                                     74,128                    80,432
Income taxes                                                     28,020                    30,143
                                                               --------                   -------

Net earnings                                                   $ 46,108                  $ 50,289
                                                               ========                   =======



Net earnings per Common Share (note 2)                         $    .31                  $    .32
                                                                =======                   =======

Dividends paid per Common Share (note 3)                       $    .14                  $   .125
                                                                =======                   =======





See accompanying notes to condensed consolidated financial statements.

                    RUBBERMAID INCORPORATED AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (Unaudited)
                 (Dollars in thousands except per share amounts)

                                                                            Nine Months Ended
                                                                            -----------------
                                                             Sept. 30, 1996            Sept. 30, 1995
                                                              --------------            --------------

Net sales                                                      $1,738,968                $1,762,220
Cost of sales                                                   1,193,442                 1,250,321
Selling, general, and administrative expenses                     315,382                   288,360
Other charges (credits), net:
     Interest expense                                              15,685                     9,102
     Interest income                                               (1,111)                   (2,751)
     Miscellaneous, net                                             2,491                     4,005
                                                                ---------                 ---------
                                                                   17,065                    10,356
                                                                ---------                 ---------
Earnings before income taxes                                      213,079                   213,183
Income taxes                                                       80,544                    79,943
                                                                ---------               -----------

Net earnings                                                   $  132,535               $   133,240
                                                                =========                ==========



Net earnings per Common Share (note 2)                         $      .88                $      .84
                                                                =========                 =========

Dividends paid per Common Share (note 3)                       $      .42                $     .375
                                                                =========                 =========





See accompanying notes to condensed consolidated financial statements.

                    RUBBERMAID INCORPORATED AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)

                                                                       Sept. 30, 1996                Dec. 31, 1995
                                                                       --------------                -------------
                                                                         (Unaudited)

                                             Assets
                                             ------

Current assets:
     Cash and cash equivalents                                           $   43,034                   $   50,969
     Receivables, less allowance for doubtful accounts
       of $9,526 in 1996 and $10,467 in 1995                                512,208                      499,203
     Inventories  (note 4)                                                  259,248                      251,723
     Other current assets                                                    58,017                       49,312
                                                                          ---------                    ---------

                      Total current assets                                  872,507                      851,207

Property, plant, and equipment, net                                         642,923                      626,637

Intangible and other assets, net (note 5)                                   239,016                      213,684
                                                                          ---------                    ---------

Total Assets                                                             $1,754,446                   $1,691,528
                                                                          =========                    =========




                                                                     (Continued)

                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)

                                                             Sept. 30, 1996               Dec. 31, 1995
                                                            --------------                -------------
                                                              (Unaudited)

                      Liabilities and Shareholders' Equity
                      ------------------------------------

Current liabilities:
     Notes payable                                             $  267,891                   $  116,539
     Long-term debt, current                                        1,329                        5,957
     Payables                                                     123,060                      102,003
     Accrued liabilities                                          200,897                      190,233
                                                                ---------                    ---------

                      Total current liabilities                   593,177                      414,732

Other deferred liabilities                                        138,900                      135,244
Long-term debt, non-current                                         4,543                        6,179

Shareholders' equity:
     Preferred stock, without par value.
        Authorized 20,000,000 shares; none issued                       -                            -
     Common Shares of $1 par value.
        Authorized 400,000,000 shares; issued
        162,677,082 shares in 1996 and 1995                       162,677                      162,677
     Paid-in capital                                               70,621                       70,825
     Retained earnings                                          1,167,653                    1,098,670
     Foreign currency translation adjustment                      (23,866)                     (18,420)
     Treasury shares, at cost (12,916,410 shares in
         1996 and 6,473,220 shares in 1995)                      (359,259)                    (178,379)
                                                                ---------                    ---------
             Total shareholders' equity                         1,017,826                    1,135,373
                                                                ---------                    ---------

Total Liabilities and Shareholders' Equity                     $1,754,446                   $1,691,528
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

                    RUBBERMAID INCORPORATED AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                             (Dollars in thousands)

( ) Denotes decrease in cash and cash equivalents

                                                                           Nine Months Ended
                                                                           -----------------

                                                                Sept. 30, 1996              Sept. 30, 1995
                                                                --------------              --------------
Cash flows from operating activities:
    Net earnings                                                  $132,535                     $133,240
    Adjustments to reconcile net earnings to net
        cash from operating activities:
           Depreciation and amortization                            78,198                       80,591
           Other                                                    10,760                        9,166
           Changes in:
               Receivables                                         (15,630)                    (128,460)
               Inventories                                          (7,525)                     (16,991)
               Other assets                                        (38,291)                     (16,543)
               Payables                                             21,057                       20,355
               Accrued liabilities                                   9,317                       (7,141)
                                                                   -------                      -------
           Net cash from operating activities                      190,421                       74,217

Cash flows from investing activities:
    Capital expenditures                                           (95,506)                    (103,069)
    Purchase of marketable securities                                    -                      (99,151)
    Proceeds from sale of marketable securities                          -                      158,200
    Other, net                                                         843                      (28,799)
                                                                   -------                      -------
           Net cash used for investing activities                  (94,663)                     (72,819)

Cash flows from financing activities:
    Net change in notes payable                                    151,352                      120,168
    Repayment of long-term debt                                     (6,264)                      (1,803)
    Cash dividends paid                                            (63,552)                     (59,791)
    Common Shares repurchased                                     (185,482)                    (102,487)
    Other, net                                                         253                          678
                                                                   -------                     --------
           Net cash used for financing activities                 (103,693)                     (43,235)
                                                                   -------                      -------

Net change in cash and cash equivalents                             (7,935)                     (41,837)

Cash and cash equivalents at beginning of year                      50,969                       92,249
                                                                   -------                      -------
Cash and cash equivalents at September 30                         $ 43,034                     $ 50,412
                                                                   =======                       ======

Supplemental cash flow information:
    Income taxes paid                                             $ 42,704                     $ 66,477
    Interest paid                                                 $ 16,103                     $  9,282
                                                                   =======                      =======

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

(2) Net earnings per Common Share is computed based on average shares outstanding of 149,763,971 and 157,742,939 for the respective 1996 and 1995 three-month periods and 151,378,149 and 159,395,030 for the respective nine-month periods.

(3) The actual number of shares outstanding on the respective record dates is as follows:

                       1996                               1995
          ----------------------------        -------------------------------
          Record Date       No. Shares        Record Date         No. Shares
          -----------       ----------        -----------         ----------

          February 9       154,412,532        February 10        161,008,984
          May 17           149,772,666        May 12             159,652,695
          August 9         149,760,766        August 11          157,664,643



(4)   A summary of inventories follows:

                                               Sept. 30, 1996     Dec. 31, 1995
                                               --------------     -------------
          FIFO cost:
             Raw materials                       $  85,421           $ 73,862
             Work-in-process                        13,295             14,346
             Finished goods                        190,954            193,991
                                                   -------            -------
                                                   289,670            282,199
          Excess of FIFO over LIFO cost            (30,422)           (30,476)
                                                  --------            -------
                                                  $259,248           $251,723
                                                   =======            =======

(5) At September 30, 1996, and December 31, 1995, intangible and other assets, net include the excess of cost over net assets of businesses acquired of $137,712 and $137,736, respectively, net of accumulated amortization of $25,328 and $21,452, respectively.

(6) In October 1996, the Company completed the acquisition of Graco Children's Products Inc., a juvenile furnishings company which has the leading market position in early childhood products such as strollers, play yards and infant swings. The Company paid an aggregate of $320 million in the cash transaction and utilized available cash resources to fund the acquisition. The Company will account for the acquisition as a purchase transaction.

                    RUBBERMAID INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Net sales for the three-month period ended September 30, 1996, were 1% less than the third quarter of 1995. Core continuing unit volume was up 6%, while price realization in the quarter had a negative impact of 4%, reflective of the more aggressive stance that has been taken to increase floor space and improve unit volume, particularly in opening price point items. Acquisitions added 2%, while divested and discontinued SKU's had a negative 5% impact. Core continuing unit volume growth in most of the business units remained sound, and essentially offset a decline at Juvenile Products. For the nine-month period ended September 30, 1996, net sales of $1.739 billion were 1% lower than the comparable 1995 period.

Net earnings for the third quarter of 1996 of $46.1 million were 8% below the comparable 1995 period earnings of $50.3 million, reflecting the disappointing sales in the Juvenile Products line of large outdoor activity and play items, lower price realization, and higher selling, general and administrative and interest costs. Net earnings for the nine months of 1996 of $132.5 million were slightly below the nine-month 1995 net earnings of $133.2 million as productivity gains from realignment were offset by the negative impact of unfavorable operating variances, lower selling prices, and the increase in interest expense.

Cost of sales as a percent of net sales for the three-month and nine-month year-to-date periods ended September 30, 1996, were 69.3% and 68.6%, respectively, compared to 70.7% and 71.0% for the comparable year ago periods. The year-over-year improvement reflects productivity gains and other structural improvements in cost and customer service that had more than offset decreased price realization and unfavorable operating variances in the first quarter. However, the degree of improvement was adversely affected by increased resin costs in the third quarter. LIFO was a $1.5 million charge in the third quarter of 1996 compared to a $4.1 million charge in the third quarter of 1995. LIFO adjustments represent the Company's expectation of both cost levels and year-end inventory quantities compared with the levels at the beginning of the year.

Selling, general, and administrative expenses as a percent of net sales were 18.1% for both the three-month and nine-month periods compared with 15.8% and 16.4%, respectively, for the comparable year ago periods. The increase is attributable to globalization efforts, the addition of acquisitions made in the last twelve months, and additional marketing activities.

Other charges, net were $5.5 million versus last year's third quarter of $6.1 million, and $17.1 million for the first nine-months of 1996 versus $10.4 million for the nine months of 1995. The unfavorable comparison for nine months is primarily due to the increase in net interest expense which is attributable to debt incurred to fund the share repurchase program.

The effective tax rate for the third quarter was the same as the first and second quarter rates of 37.8% versus 37.5% in 1995. The effective tax rate for all of 1995 was 37.5%. The increase represents increased growth in our international operations, which typically have higher taxation rates.

                    RUBBERMAID INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Changes in Financial Condition
------------------------------

During the first nine months of 1996, cash and cash equivalents decreased by $7.9 million as cash generated from operations of $190.4 million was exceeded by cash used for investing activities of $94.7 million and cash used for financing activities of $103.7 million. Cash generated from operations was primarily the result of net earnings, non cash depreciation and amortization charges and increased payables exceeding the impact of increases in other assets and receivables. Management's focus on all aspects of working capital (in particular, inventories, receivables, and payables) added $155 million to cash flow over the year ago period. Cash used for investing activities was primarily for capital expenditures, reflecting continued investment in the business. Cash used for financing activities consisted primarily of dividends paid to shareholders and the repurchase of Common Shares for the Company's treasury funded by an increase in notes payable.

Other
-----

As part of the Company's plan to add a prudent amount of debt to its capital structure and enhance long-term shareholder value, it initiated a commercial paper program in February 1996. As of September 30, 1996, $225.9 million was outstanding. In January 1996, the Company filed a Form S-3 registration statement to permit the sale from time to time of senior debt securities for proceeds of up to $400 million. The Company intends to use any net proceeds from the sale of the senior debt securities for general corporate purposes which may include the refinancing of indebtedness. As of September 30, 1996, no debt had been issued against this registration statement.

As part of the Company's previously announced two-year strategic realignment program, approximately 45% of SKUs, and related inventory and machinery and equipment, were to be eliminated to improve operating efficiencies. At the end of the third quarter of 1996, this SKU reduction is substantially complete, positioning the Company for a positive impact in customer service and distribution logistics. The Company also has begun the physical realignment of facilities to accomplish further improvements in operating effectiveness. The year-to-date favorable impact realized as a result of the realignment activity was largely offset by costs associated with the realignment of facilities, which in accordance with Generally Accepted Accounting Principles were not included in the realignment reserve, and costs to fund the global information systems project.

In April 1996 the Company signed a ten-year agreement with IBM to create and manage a common, global information system. The system will provide real-time interface among all of the Company's locations to streamline business worldwide, reduce costs, and strengthen the Company's competitive position.

On October 2, Rubbermaid Incorporated acquired Graco Children's Products Inc. for $320 million in cash (refer to Note 6 of the Condensed Consolidated Financial Statements).

                           PART II. OTHER INFORMATION

Item 6.     Exhibit and Reports on Form 8-K.

            (a) Exhibit 27.  Financial Data schedule.

            (b) On October 16, 1996, Registrant filed a Form 8-K reporting on the October 2, 1996, acquisition of Graco Children's Products Inc. Based upon SEC transition guidance for adopting amended Rule 3-05 of Regulation S-X, Registrant will not file any financial statements of the acquired business or any pro forma financial information relating thereto.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          RUBBERMAID INCORPORATED

DATE:     November 8, 1996                   /s/  James A. Morgan
      ------------------------             -----------------------------
                                                 James A. Morgan
                                              Senior Vice President,
                                           General Counsel and Secretary

DATE:     November 8, 1996                  /s/  George C. Weigand
      ------------------------             -------------------------------
                                              George C. Weigand
                                            Senior Vice President and
                                              Chief Financial Officer