Form 10-K405
period 1996-12-31
RUBBERMAID INC
filed 1997-03-24
CIK 85627

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended DECEMBER 31, 1996

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Common Shares, Par Value $1.00, Outstanding at January 31, 1997 -- 149,942,060. Aggregate market value of such shares held by non-affiliates of Registrant as of that date -- $3,381,784,055.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Proxy Statement for the Annual Meeting of Shareholders on April 22, 1997 -- Part III

Consolidated financial statements and other data from Registrant's 1996 Annual Report to Shareholders -- Parts I and II

                                     PART I
                                     ------

ITEM 1. BUSINESS
----------------

                  General
                  -------

                  Registrant was incorporated under the laws of the State of Ohio in 1920. Registrant and its subsidiaries operate in one industry segment which consists of the manufacture, marketing, selling and distribution of predominantly plastic and rubber products in the consumer, commercial, industrial, agricultural, institutional, office, specialty, contract, juvenile, infant and home health care accessories markets. The items produced and marketed by Registrant are in such categories as: housewares; hardware; decorative coverings; automotive accessories; marine, leisure and recreational products; infant furnishings; children's toys and products; office and computer furniture; commercial and industrial maintenance products; home health care products; sanitary maintenance; and food service products. Registrant's broad range of products are sold and distributed through its own sales personnel and manufacturers' agents to a variety of retailers and wholesalers, including mass merchandisers, toy stores, office supply outlets, catalog showrooms, home centers, hardware stores and distributors serving institutional markets.

                  Registrant's basic philosophy is to manufacture and market branded, high-quality products that offer superior value to consumers and customers. Value is that best combination of quality, service, timeliness, innovation and price as perceived by the user. Registrant's strategic direction is to grow as a global enterprise by focusing on developing best values through innovation, alliances and continuous improvement, which will be reflected in the strength and recognition of the Registrant's brands worldwide.

                  Registrant's growth objective is to double sales and earnings per share over a five-to-six year period. Prior to the late 1970s, the objective was to double sales and earnings on average over a six-year period. Reflecting the higher rates of inflation that then existed in the U.S. economy, the growth objective was increased to an annual average compounded rate of 15 percent, which would cause a doubling in size every five years. In 1995, Registrant announced an adjustment of its growth objective to reflect the lower inflation in the U.S. economy, resulting in the current objective of doubling over a five-to-six year period.

                  Registrant expects to meet its long-term growth objective primarily from internally generated core business activities, supplemented from time-to-time by selective acquisitions. Registrant has focused its resources to achieve growth through continued introduction of new products and line extensions, entry into new product categories and markets, maintaining competitiveness in its existing product lines, expanding its core businesses to attain a global presence, and through business development activities, such as acquisitions, strategic alliances, joint ventures or licensing arrangements.

                  To support this growth initiative, Registrant has accelerated its focus on continuous improvement and value enhancements. Since announcing an initiative of accelerated value improvement in 1994, productivity achieved by Company associates has reached record levels. Those savings are being reinvested in activities that support the long-term growth initiative of the Registrant, such as capital expenditures for expansion and productivity improvements, new product research and development, human resource training and global business development activities.

                  During the fourth quarter of 1995, the Company's management approved a two-year strategic realignment program designed to reduce costs and improve operating efficiencies. This program, to be completed by the end of 1997 and anticipated to provide $50 million in annual cost savings, includes the cost of exiting certain facilities, asset impairments primarily due to product realignments, and employee termination costs. Costs associated with this program of $158 million were recognized at December 31, 1995, and are reflected in the Company's Consolidated Statement of Earnings as realignment costs. Included in this charge is $120 million relating to the disposition of inventories and machinery and equipment. Disposition of these assets will not have a material effect on future periods' revenues, depreciation, or earnings. These realignment charges reduced after-tax earnings by $98.7 million or $0.62 per share in 1995. As of December 31, 1996, $26.5 million of the realignment activities have not been completed.

                  Concurrent with the realignment announcement, Registrant also implemented a strategic initiative to balance its long-term capital structure. During 1996, the Registrant repurchased $185 million of Common Shares and completed a significant acquisition for cash, which enabled the achievement of a prudent amount of leverage and lowered the Registrant's overall cost of capital.

                  As part of this capital structure initiative, the Registrant in 1996 entered the commercial paper market for the first time, which was received with favorable pricing, and also filed a Shelf Registration for up to $400 million of senior unsecured debt securities. The Registrant, subsequently, issued $150 million of senior notes with a maturity of 2006 and a coupon rate of 6.6%.

                  Business Development Activities
                  -------------------------------

                  Registrant's acquisition strategy is focused on companies that tend to fit one of three broad criteria: (1) provide a base for a new product category offering significant growth opportunities; (2) provide an extension of an existing core business; or (3) provide geographic extension and/or an expanded presence in an international market. The companies acquired by the Registrant tend to have common characteristics, many of which are shared with the Registrant. Among these characteristics are: a high-quality product image; emphasis on marketing and customer service; capability to benefit from new product development; similar materials and/or related manufacturing processes and/or comparable distribution channels. Business development activities during the last several years include the following:

                  CIPSA, the leading plastic housewares manufacturer and marketer in Mexico, was acquired in 1992. It now operates as Rubbermaid de Mexico and is part of the Home Products Division.

                  Iron Mountain Forge Corporation, a leading manufacturer and marketer of commercial playground equipment, was also acquired in 1992 and formed the foundation for the Little Tikes Commercial Play Systems' business. It expanded Little Tikes' development of the growing child care market into parks, schools, playgrounds and other commercial recreation markets. Glenwood Systems Pty. Ltd, acquired in 1994, a leading marketer and designer of commercial play systems in Australia known as Ausplay and PAR-REC Holdings, Inc., acquired in 1995, a leading manufacturer of similar play equipment in Canada, expanded product lines and the distribution of commercial play structures into additional geographic markets. Decor Concepts, Inc., acquired in 1995 and known as OMNI, makes contained-play systems for commercial uses such as in restaurants and indoor playgrounds which expanded the commercial play business into new markets.

                  Empire Brushes, Inc., acquired in 1994, a manufacturer and marketer of mops, brooms, brushes and other cleaning products for home and commercial use, has been integrated with Registrant's Home Products Division.

                  Carex, acquired in 1994, manufactures and sells bath safety, mobility, daily living and personal care aids and accessories for the home health care market, and has been integrated with Registrant's Commercial Products business.

                  A joint venture with Richell Corporation, a leading Japanese housewares manufacturer, was formed in 1994. The joint venture, Rubbermaid Japan Inc., develops, markets and sells housewares, leisure and seasonal products in Japan. In October 1994, Registrant exercised an option to increase its equity position from an initial 40 percent to 51 percent.

                  In 1994, Registrant's Seasonal Products business divested its outdoor casual resin furniture business, including the manufacturing facility in Stanley, North Carolina. The divestiture allows management to provide greater focus and resources on core business competencies.

                  Also in 1994, the Davson Division of Rubbermaid Office Products Inc. was sold because the Davson product line was not considered a long-term strategic complement to the remaining office products business.

                  In 1995, Injectaplastic S.A., a plastic housewares manufacturer and marketer in France, was acquired. Injectaplastic re-established the Registrant in the European marketplace for housewares and seasonal product lines following the 1994 dissolution of the previous Curver Rubbermaid joint venture with DSM, the Dutch Chemical Group. In November 1995, a majority interest in Dom-Plast S.A., a leading manufacturer and marketer of plastic housewares products in Poland, was acquired. This expanded Registrant's presence in Central and Eastern Europe, and offers an attractive manufacturing opportunity for distribution of Registrant's products into Northern and Western Europe.

                  Royal Rubbermaid Structures Ltd., a joint venture of the Registrant and Royal Plastics Group Limited of Canada, was formed early in 1995. This venture manufactured and marketed modular plastic components and kits for small structures. Each partner owned 50 percent of the joint venture. Registrant sold its partnership interest to Royal Plastics Group Limited of Canada in 1996. The Registrant will continue to market its own line of consumer snap-together storage sheds produced by its Seasonal Products business.

                  During 1996, Registrant acquired Graco Children's Products Inc. (Graco), a leading manufacturer of strollers, walkers, playards, high chairs and other infant and toddler products. Graco provides a strategic, cross-marketing complement to Registrant's Little Tikes toy business.

                  In January 1997, Registrant announced a long term, global alliance with Amway Corporation to jointly develop and market an exclusive, co-branded line of distinctive products. The new products will be launched through Amway Japan's force of 1.1 million distributors in the spring of 1997. Additional products and geographic markets are contemplated for introduction during the year.

                  Net Sales
                  ---------

                  The percentage of net sales contributed by each of the consumer and institutional classes of products for the three years ended December 31, 1996 was as follows:

                                      Consumer           Institutional
                                      --------           -------------

                      1996              77%                   23%
                      1995              77%                   23%
                      1994              79%                   21%

                  Raw Materials
                  -------------

                  The principal raw materials used in the manufacture of Registrant's products are various plastic resins and synthetic rubber (all of which are derivatives of petroleum or natural gas liquids) and color concentrates. All of these items are available from numerous competitive sources. For the most part, the particular raw materials which Registrant uses are of a commodity nature whose prices are subject to change as supply and demand fluctuate. From 1991 to mid-1994, resin costs remained relatively stable, however beginning mid-1994 and continuing into 1995, resin costs began to escalate rapidly, as demand was growing and supply tightened. Because of the sharpness and rapidity of the price increases, Registrant was unable to fully recover the incremental costs through adjustments to its selling prices. The sharp increases in resin costs began to moderate beginning mid-1995, but in early 1996 again began to increase. The volatile resin costs, coupled with decreases in Registrant's selling prices, negatively impacted earnings for 1996. Registrant has accelerated its continuing programs for substituting available or reformulated resins that are consistent with its quality standards. The Registrant expects to obtain adequate supplies of raw materials for its needs.

                  Patents and Trademarks
                  ----------------------

                  There are no patents or licenses considered material to the business. Registrant is of the opinion that through sustained advertising and use, the trademarks RUBBERMAID, LITTLE TIKES and GRACO have become of value in the identification and acceptance of its products, especially in North America. In addition, Registrant has many well-known brands such as BLUE ICE Brand (ice substitute), BRUTE (maintenance products), CON-TACT Brand (pressure sensitive decorative coverings), COZY COUPE (ride-on car), ELDON (office products), PACK'N PLAY (playard), ROUGHNECK (tool boxes and storage containers), and SERVIN' SAVER (containers) that compete in domestic and international markets.

                  Seasonality
                  -----------

                  Historically, the year-end holiday season records the highest sales volume for the toy industry; however, the Little Tikes spring and summer products have served to more evenly balance monthly shipments. Rubbermaid Specialty Products concentrates its efforts on product categories of a seasonal nature, including insulated products and bird feeders. Insulated product sales are highest during the first six months of the year. No material portion of Registrant's other business is of a highly seasonal nature.

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

                  Customers
                  ---------

                  Sales are made to a broad range of customers, one of which accounted for 14%, 15% and 15% of net sales in 1996, 1995 and 1994, respectively. Due in part to Registrant's perception that consumers are loyal to Registrant's brand names, Registrant does not believe that the loss of any one customer would have a materially adverse effect on its business.

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

                  Research and Development
                  ------------------------

                  Registrant expended approximately $29,505,000, $28,963,000 and $27,747,000 during 1996, 1995 and 1994, respectively, on research and development activities related to product, process and materials development, and mold design. These costs are charged to operations as incurred.

                  Environmental Matters
                  ---------------------

                  Compliance with Federal, State, and local provisions, which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, is not expected to have an adverse effect upon the capital expenditures, earnings, or competitive position of Registrant and its subsidiaries. Reference is made to page 29 of the 1996 Annual Report to Shareholders, which is contained in Exhibit 13 hereof, concerning further information regarding Registrant's Environmental Program.

                  Employees
                  ---------

                  The average number of persons employed by Registrant and its subsidiaries during 1996 was 13,861.

                  Foreign Operations
                  ------------------

                  Reference is made to page 26 of the 1996 Annual Report to Shareholders, which is contained in Exhibit 13 hereof, for information concerning Registrant's operations in different geographical areas. Revenues from outside U.S. ("OUS") customers, including OUS net sales and exports from U.S. operations, represented 19%, 18%, and 16% of total net sales in 1996, 1995, and 1994, respectively.

                  The global management structure is a matrix of locally focused marketing and sales organizations with centralized cross-divisional administrative and operations functions. Within each of three OUS geographic areas, an Area President is responsible for all of the Registrant's business within that respective area. Commercial directors, reporting to the Area President, are responsible for the marketing and sales for their respective business categories, while administrative and operations staff functions provide support across all the businesses in an area.

                  The Area Presidents report to the Chief Operating Officer of the Registrant. The Senior Vice President, International, is responsible for the strategic leadership, market development and direction of resource allocations for global operations.

                  Registrant uses a variety of approaches to expand and develop international markets. To initiate market development in certain geographic areas, particularly new and developing markets, emphasis is placed on exporting from existing manufacturing facilities. Where market size and economics justify, manufacturing facilities are established - for example, Canada, Europe and Mexico, while in markets where sufficient contract supply capabilities exist, such arrangement may be utilized. In markets where it is deemed appropriate to gain immediate access to manufacturing facilities or distribution, Registrant may make selective acquisitions. Licensing arrangements are an alternative that may be used in those markets where the costs of importing are prohibitive and where Company owned manufacturing is not economically justified. In addition, Registrant may use a combination of any or all of these approaches. Today, Rubbermaid products are distributed worldwide.

                  No greater known significant risk is attendant to the foreign business than to the domestic business conducted by Registrant and its subsidiaries.

                  Forward-Looking Discussions
                  ---------------------------

                  Except for the historical information contained, or incorporated by reference herein, the statements and objectives set forth in
Item 1, or incorporated by reference in Item 7 of this report, the Registrant's Annual Report or made by management of the Company, are forward-looking and involve uncertainty and risk. Registrant's future financial performance may differ materially from those described in the forward-looking statements made by, or on behalf of, Registrant as a result of a variety of factors such as changes in: the competitive environment; the condition of the industry and economy, including the effects of weather, consumer and customer demand; the cost of raw materials, which may not be recovered through selling prices; the rate of growth in selling, general and administrative expenses due to Registrant's business expansion; working capital requirements; changes in interest rates; the under-utilization of Registrant's production facilities; international factors, including currency exchange rates, economic conditions and difficulties or delays in Registrant's business expansion outside the United States; or difficulties or delays in the implementation of the Registrant's realignment program.

ITEM 2. PROPERTIES
------------------

                  Registrant and its subsidiaries have manufacturing and/or warehousing locations in 13 states and 9 foreign countries.

                  Major plant and warehouse locations of Registrant are as follows:

                           Home Products Division - Wooster and Akron, Ohio; Phoenix, Arizona; Cortland, New York; Greenville and Robersonville, North Carolina; Cleburne and Greenville, Texas; Mississauga, Ontario, Canada; Montreal, Quebec, Canada (leased) and Calgary, Alberta, Canada (leased); Mexico City, Mexico

                           Rubbermaid Specialty Products Inc. - Winfield, Kansas; Centerville, Iowa.

                           The Little Tikes Company - Hudson and Sebring, Ohio; City of Industry, California (leased); Farmington, Missouri; Shippensburg, Pennsylvania; Paris, Ontario, Canada

                           Rubbermaid Commercial Products Inc. - Winchester, Virginia; Phoenix, Arizona (leased); Cleveland, Tennessee

                           Rubbermaid Office Products Inc. - Maryville,
                           Tennessee

                           Graco Children's Products Inc. - Elverson,
                           Pennsylvania; Hesperia, California; Greer, South Carolina

                           Rubbermaid Europe S.A. - Oyonnax, France; Slupsk, Poland; Dublin, Ireland; Differdange, Luxembourg; Shefford, Bedfordshire, England (leased)

                           Rubbermaid Asia Pacific - Toyama, Japan; Melbourne, Victoria, Australia (leased)

                  Certain domestic facilities are subject to mortgages securing industrial revenue bonds or other governmental financing.

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

ITEM 3. LEGAL PROCEEDINGS
-------------------------

                  There are no material pending legal proceedings to which Registrant or any of its subsidiaries is a party.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

                  During the fourth quarter of the fiscal year covered by this Form 10-K, no matter was submitted to a vote of Registrant's shareholders, through the solicitation of proxies or otherwise.

                        EXECUTIVE OFFICERS OF REGISTRANT
                        --------------------------------

                                             Employed By
                                             -----------
                                             Registrant
                                             ----------
              Name                 Age          Since                Positions and Offices Held
              ----                 ---          -----                --------------------------

 Wolfgang R. Schmitt               53           1966         Chairman of the Board and
                                                             Chief Executive Officer
                                                                   Mr. Schmitt has been Chairman
                                                                   since September 1993 and Chief
                                                                   Executive Officer since
                                                                   November 1992. From May 1991,
                                                                   he was President and Chief
                                                                   Operating Officer, Executive
                                                                   Vice President (1987-1991) and
                                                                   President of the Home Products
                                                                   Division (1984-1990).


 Charles A. Carroll                47           1971         President and
                                                             Chief Operating Officer
                                                                   Mr. Carroll was elected
                                                                   President and Chief Operating
                                                                   Officer of Registrant in
                                                                   September 1993. From 1990, he
                                                                   served as President and
                                                                   General Manager of the Home
                                                                   Products Division and
                                                                   previously from 1988,
                                                                   President and General Manager
                                                                   of Rubbermaid Specialty
                                                                   Products Inc.

 Leavitt B. Ahrens, Jr.            53           1996         Senior Vice President,
                                                             International
                                                                   Mr. Ahrens joined Registrant
                                                                   in April 1996 as Senior Vice
                                                                   President of International. He
                                                                   was previously with VF
                                                                   Corporation from 1985 to 1996,
                                                                   where he served most recently
                                                                   as President of Asia-Pacific
                                                                   and previously as President of
                                                                   Europe. His career in branded
                                                                   consumer products began in
                                                                   1970 and has included
                                                                   seventeen years of overseas
                                                                   residence.

                        EXECUTIVE OFFICERS OF REGISTRANT
                        --------------------------------

                                             Employed By
                                             -----------
                                             Registrant
                                             ----------
              Name                 Age          Since               Positions and Offices Held
              ----                 ---          -----               --------------------------

 Richard D. Gates                  54           1973         Senior Vice President,
                                                             Business Development and Investor
                                                             Relations
                                                                 Mr. Gates was named
                                                                 Senior Vice President,
                                                                 Investor Relations and
                                                                 Corporate Communications in
                                                                 1991 and to his present
                                                                 position in 1992. He joined
                                                                 Registrant as Assistant
                                                                 Controller in 1973 and was
                                                                 elected Assistant Treasurer in
                                                                 1977, Treasurer in 1979, and
                                                                 Vice President in 1980.


 Lucius W. Hoffa, Jr.              53           1967         Senior Vice President,
                                                             Information Services
                                                                 Mr. Hoffa was named Senior
                                                                 Vice President, Information
                                                                 Services in January 1995 and
                                                                 was previously Vice President
                                                                 of Management Information
                                                                 Services of the Home Products
                                                                 Division from 1988.


 James A. Morgan                   61           1974         Senior Vice President,
                                                             General Counsel and Secretary
                                                                 Mr. Morgan joined Registrant
                                                                 as Assistant Secretary and
                                                                 Counsel in February 1974 and
                                                                 was elected Secretary in 1977,
                                                                 Vice President in 1979, Senior
                                                                 Vice President in 1983, and
                                                                 General Counsel in 1988.


 Michael E. Naylor                 58           1992         Senior Vice President,
                                                             Operations
                                                                 Mr. Naylor became Senior Vice
                                                                 President, Operations in 1994,
                                                                 having previously served
                                                                 Registrant as Senior Vice
                                                                 President, Technology and
                                                                 Environment from 1992. He was
                                                                 previously with General Motors
                                                                 Corporation for 25 years.


 David L. Robertson                51           1994         Senior Vice President,
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

                        EXECUTIVE OFFICERS OF REGISTRANT
                        --------------------------------

                                             Employed By
                                             -----------
                                             Registrant
                                             ----------
              Name                 Age          Since             Positions and Offices Held
              ----                 ---          -----             --------------------------

 George C. Weigand                 45           1984         Senior Vice President and
                                                             Chief Financial Officer
                                                                 Mr. Weigand became Senior Vice
                                                                 President and Chief Financial
                                                                 Officer in March, 1994, having
                                                                 previously served as Vice
                                                                 President and Corporate
                                                                 Controller since 1992, and
                                                                 Vice President, Auditing and
                                                                 Taxes from 1990. Previously,
                                                                 he was Manager of Auditing and
                                                                 Taxes from 1987 and prior,
                                                                 thereto, Manager of Auditing.


 Lawrence M. Blackburn             42           1983         Vice President and
                                                             Corporate Controller
                                                                 Mr. Blackburn was elected Vice
                                                                 President and Corporate
                                                                 Controller in January, 1997.
                                                                 He previously served as
                                                                 Vice-President, International
                                                                 for Home Products (from 1992)
                                                                 and Seasonal Products (from
                                                                 1995) and as Vice President
                                                                 and Controller for the
                                                                 Registrant's Home Products
                                                                 Division from 1988.


 John W. Dean III                  41           1988         Vice President and
                                                             Treasurer
                                                                 Mr. Dean joined Registrant as
                                                                 Assistant Treasurer in 1988
                                                                 and was elected Vice President
                                                                 and Treasurer in 1991. He was
                                                                 previously Director of Banking
                                                                 and Finance with The Uniroyal
                                                                 Goodrich Tire Company.


 Calvin C. Eller                   48           1996         President and General Manager,
                                                             Rubbermaid Specialty Products Inc.
                                                                 Mr. Eller joined Registrant in
                                                                 August 1996 as President and
                                                                 General Manager of Rubbermaid
                                                                 Specialty Products Inc. He was
                                                                 previously with Venture Stores
                                                                 from 1979-1996 where he served
                                                                 as Executive Vice President of
                                                                 Merchandising from 1992-1996
                                                                 and as Senior Vice
                                                                 President/General
                                                                 Merchandising Manager from
                                                                 1985-1992.

                        EXECUTIVE OFFICERS OF REGISTRANT
                        --------------------------------

                                             Employed By
                                             -----------
                                             Registrant
                                             ----------
              Name                 Age          Since               Positions and Offices Held
              ----                 ---          -----               --------------------------

 David T. Gibbons                  53           1995         President and General Manager,
                                                             Home Products Division
                                                                 Mr. Gibbons joined Registrant
                                                                 in December 1995 as President
                                                                 and General Manager of the
                                                                 Home Products Division. He was
                                                                 previously, from 1994, General
                                                                 Manager of the Home and
                                                                 Commercial Products Division
                                                                 and from 1991-1994, General
                                                                 Manager of the Ceramic
                                                                 Material Business of the 3M
                                                                 Company, which he joined in
                                                                 1968.


 Gary E. Kleinjan                  48           1980         President and General Manager,
                                                             The Little Tikes Company
                                                                 Mr. Kleinjan was appointed
                                                                 President and General Manager
                                                                 of The Little Tikes Company in
                                                                 September 1994 having
                                                                 previously served as President
                                                                 and General Manager of
                                                                 Rubbermaid Office Products
                                                                 Inc. from March 1994. Prior
                                                                 thereto and from August 1992,
                                                                 he was Vice President and
                                                                 General Manager of
                                                                 MicroComputer Accessories,
                                                                 Inc. Previously and from 1988,
                                                                 he was Vice President, Sales
                                                                 of the Home Products Division.


 Gary F. Mattison                  56           1967         President and General Manager,
                                                             Global Transformation Team
                                                                 Mr. Mattison was appointed
                                                                 President and General Manager,
                                                                 Global Transformation Team in
                                                                 1996. He previously served as
                                                                 President and General Manager
                                                                 of Rubbermaid Specialty
                                                                 Products Inc. from June 1993
                                                                 and from 1979, as Vice
                                                                 President, Manufacturing for
                                                                 the Home Products Division.


 Joseph M. Ramos                   55           1992         President and General Manager,
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

                        EXECUTIVE OFFICERS OF REGISTRANT
                        --------------------------------

                                             Employed By
                                             -----------
                                             Registrant
                                             ----------
              Name                 Age          Since             Positions and Offices Held
              ----                 ---          -----             --------------------------

 Derial H. Sanders                 54           1996         President and General Manager,
                                                             Graco Children's Products Inc.
                                                                 Mr. Sanders became President
                                                                 and General Manager of Graco
                                                                 Children's Products Inc. upon
                                                                 its acquisition by Registrant
                                                                 in 1996. He previously served
                                                                 from 1980 to 1996 as
                                                                 President. Since joining Graco
                                                                 in 1969 as Sales Manager, he
                                                                 has also held the position of
                                                                 Vice President of Sales and
                                                                 Marketing.


 Carol S. Troyer                   53           1962         President and General Manager,
                                                             Rubbermaid Office Products Inc.
                                                                 Ms. Troyer was named President
                                                                 and General Manager of
                                                                 Rubbermaid Office Products
                                                                 Inc. in 1994 having served
                                                                 previously from 1992 as
                                                                 President and General Manager
                                                                 of Rubbermaid Canada Inc. From
                                                                 1991, she was Vice President
                                                                 Invincible Customer Service
                                                                 of the Home Products Division
                                                                 and prior thereto Eastern
                                                                 Regional Sales Vice President
                                                                 for the Division.

All executive officers who are officers of Registrant are elected for a one-year term.

                                     PART II
                                     -------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------------------

                  Registrant's Common Shares are traded on the New York Stock Exchange under the symbol RBD. As of January 31, 1997, Registrant had approximately 31,000 shareholders of record. Reference is made to page 27 of the 1996 Annual Report to Shareholders, which is contained in Exhibit 13 hereof, for information concerning sales prices for and dividends paid on Registrant's Common Shares during 1996 and 1995, which information is incorporated by reference herein.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

                  Reference is made to pages 30 and 31 of the 1996 Annual Report to Shareholders, which are contained in Exhibit 13 hereof, which pages include the selected financial data for the five years ended December 31, 1996 as part of Registrant's "Consolidated Financial Summary", which information is incorporated by reference herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
        OF OPERATIONS
        -------------

                  Reference is made to pages 27, 28 and 29 of the 1996 Annual Report to Shareholders, which are contained in Exhibit 13 hereto, which include "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the years 1996, 1995 and 1994, which information is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

                  Reference is made to pages 17 through 27 of the 1996 Annual Report to Shareholders, which are contained in Exhibit 13 hereto, which include the consolidated balance sheets and the notes thereto as of December 31, 1996 and 1995, and the related consolidated statements of earnings, cash flows and shareholders' equity for each of the years in the three year period ended December 31, 1996, together with the independent auditors' report thereon of KPMG Peat Marwick LLP dated January 31, 1997, which information is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------

                  Registrant has not changed its independent auditors, and there have been no reportable disagreements with such auditors regarding accounting principles or practices or financial disclosure matters.

                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
-------------------------------------------------------

                  Information regarding the directors of Registrant is included under the caption "Information as to Board of Directors and Nominees" in Registrant's proxy statement dated March 7, 1997, and is incorporated herein by reference. Information regarding the executive officers of Registrant is included under a separate caption in Part I hereof and is incorporated by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

                  Information regarding the above is included under the caption "Executive Compensation" in Registrant's proxy statement dated March 7, 1997, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

                  Information regarding the above is included under the captions "Security Ownership of Certain Beneficial Owners" and "Ownership By Management" in Registrant's proxy statement dated March 7, 1997, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

                  Registrant has no relationships or related transactions required to be reported by Item 404 of Regulation S-K.


                                     PART IV
                                     -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
------------------------------------------------------------------------

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

         (b) On October 16, 1996 Registrant filed a report on Form 8-K reporting the acquisition on October 2, 1996 of Graco Children's Products Inc.

         (c)      Exhibits (numbered in accordance with Item 601 of Regulation
                  S-K).

                  (3a,4a) Amended Articles of Incorporation of Rubbermaid Incorporated. Incorporated by reference from Exhibits 3a and 4a to Form 10-K for the year ended December 31, 1992.

                  (3b,4b) Regulations of Rubbermaid Incorporated. Incorporated by reference from Exhibits 3b and 4b to Form 10-K for the year ended December 31, 1992.

                  (4c) Shareholder Rights Agreement between Rubbermaid Incorporated and The First National Bank of Boston dated June 25, 1996. Incorporated by reference from Exhibit 4.1 to Form 8-K filed with the Commission on June 26, 1996.

                  (10a) Rubbermaid Incorporated Management Incentive Plan. Incorporated by reference from Exhibit 10a to Form 10-K for the year ended December 31, 1992.

                  (10b) Rubbermaid Incorporated Amended 1989 Restricted Stock Incentive and Option Plan. Incorporated by reference from Exhibit A to Proxy Statement for April 26, 1994 Annual Meeting of Shareholders.

                  (10c) Rubbermaid Incorporated Supplemental Executive Retirement Plan, as amended. Incorporated by reference from Exhibit 10d to Form 10-K for the year ended December 31, 1993.

                  (10d) Rubbermaid Incorporated Supplemental Retirement Plan. Incorporated by reference from Exhibit 10e to Form 10-K for the year ended December 31, 1991.

                  (10e) Change-Of-Control Employment Agreement with Wolfgang R. Schmitt. Identical agreements have been entered into with Leavitt B. Ahrens, Jr., Charles A. Carroll, John W. Dean III, Calvin C. Eller, Richard D. Gates, David T. Gibbons, Lucius
                              W. Hoffa, Jr., Gary E. Kleinjan, Gary F. Mattison, James A. Morgan, Michael E. Naylor, Joseph M. Ramos, David L. Robertson, Derial H. Sanders, Carol S. Troyer, and George C. Weigand.

                  (10f) Rubbermaid Incorporated 1993 Deferred Compensation Plan. Incorporated by reference to Exhibit A to Proxy Statement for April 27, 1993 Annual Meeting of Shareholders.

                  (10g) Employment Agreement with David T. Gibbons. Incorporated by reference from Exhibit 10g to Form 10-K for the year ended December 31, 1995.

                  (13) Consolidated financial statements and other data from pages 17 to 31 of 1996 Annual Report to Shareholders.

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

Date:    March 24, 1997                      RUBBERMAID INCORPORATED

                                             By:    /s/ Wolfgang R. Schmitt
                                                    ----------------------------
                                                    Wolfgang R. Schmitt
                                                    Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on March 24, 1997.

/s/ Wolfgang R. Schmitt             Director, Chairman of the Board and
------------------------------      Chief Executive Officer
Wolfgang R. Schmitt

/s/ George C. Weigand               Senior Vice President and
------------------------------      Chief Financial Officer
George C. Weigand

/s/ Lawrence M. Blackburn           Vice President and Corporate Controller
------------------------------      (Principal Accounting Officer)
Lawrence M. Blackburn

Tom H. Barrett                      Director

Charles A. Carroll                  Director

Robert O. Ebert                     Director

Robert M. Gerrity                   Director

Karen N. Horn                       Director         By:    /s/ James A. Morgan
                                                           ---------------------
                                                            James A. Morgan
William D. Marohn                   Director                Attorney-in-Fact

Steven A. Minter                    Director

Jan Nicholson                       Director

Paul G. Schloemer                   Director

Gordon R. Sullivan                  Director