Form 10-Q
period 1997-03-31
RUBBERMAID INC
filed 1997-05-12
CIK 85627

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1997

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

                                          Yes       X          No
                                                ----------         ---------




Common Shares, Par Value $1.00, Outstanding at March 31, 1997 -- 149,927,087

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                    RUBBERMAID INCORPORATED AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (Unaudited)
                 (Dollars in thousands except per share amounts)


                                                   Three Months Ended
                                                   ------------------
                                              March 31, 1997   March 31, 1996
                                              --------------   --------------
Net sales                                       $ 601,688         $ 533,285
Cost of sales                                     432,579           365,954
Selling, general, and administrative expenses     103,363            95,485
Other charges (credits), net:
     Interest expense                              10,858             4,469
     Interest income                                 (288)             (510)
     Miscellaneous, net                               474               882
                                                ---------         ---------
                                                   11,044             4,841
                                                ---------         ---------
Earnings before income taxes                       54,702            67,005
Income taxes                                       20,677            25,328
                                                ---------         ---------

Net earnings                                    $  34,025         $  41,677
                                                =========         =========



Net earnings per Common Share (note 2)          $     .23         $     .27
                                                =========         =========

Dividends paid per Common Share (note 3)        $     .15         $     .14
                                                =========         =========



See accompanying notes to condensed consolidated financial statements.

                    RUBBERMAID INCORPORATED AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                 (Dollars in thousands except per share amounts)


                                                      March 31, 1997      Dec. 31, 1996
                                                      --------------      -------------
                                                       (Unaudited)
                         Assets
                         ------

Current assets:
     Cash and cash equivalents                           $   54,487         $   27,599
     Receivables, less allowance for doubtful accounts
       of $10,406 in 1997 and $10,900 in 1996               511,073            496,601
     Inventories  (note 4)                                  275,487            276,811
     Prepaid expenses                                        61,596             55,709
                                                         ----------         ----------

                      Total current assets                  902,643            856,720

Property, plant, and equipment, net                         723,807            721,914

Intangible and other assets, net (note 5)                   480,516            475,346
                                                         ----------         ----------

Total Assets                                             $2,106,966         $2,053,980
                                                         ==========         ==========


                                                                     (Continued)

                    RUBBERMAID INCORPORATED AND SUBSIDIARIES

                 (Dollars in thousands except per share amounts)


                                                    March 31, 1997        Dec. 31, 1996
                                                    --------------        -------------
                                                      (Unaudited)
       Liabilities and Shareholders' Equity
       ------------------------------------

Current liabilities:
     Notes payable                                    $   458,103          $   399,865
     Long-term debt, current                                  281                3,287
     Payables                                             152,873              154,518
     Accrued liabilities                                  168,040              185,151
                                                      -----------          -----------

                      Total current liabilities           779,297              742,821

Other deferred liabilities                                146,789              142,992
Long-term debt, non-current                               154,382              154,467

Shareholders' equity :
     Preferred stock, without par value.
        Authorized 20,000,000 shares; none issued              --                   --
     Common Shares of $1 par value.
        Authorized 400,000,000 shares; issued
        162,677,082 shares in 1997 and 1996               162,677              162,677
     Paid-in capital                                       69,957               70,829
     Retained earnings                                  1,176,582            1,165,052
     Foreign currency translation adjustment              (28,582)             (25,359)
     Treasury shares, at cost (12,749,995 shares in
         1997 and 12,924,764 shares in 1996)             (354,136)            (359,499)
                                                      -----------          -----------
             Total shareholders' equity                 1,026,498            1,013,700
                                                      -----------          -----------

Total Liabilities and Shareholders' Equity            $ 2,106,966          $ 2,053,980
                                                      ===========          ===========



See accompanying notes to condensed consolidated financial statements.

                    RUBBERMAID INCORPORATED AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                             (Dollars in thousands)

( ) Denotes decrease in cash and cash equivalents

                                                            Three Months Ended
                                                            ------------------
                                                     March 31, 1997     March 31, 1996
                                                     --------------     --------------
Cash flows from operating activities:
    Net earnings                                        $ 34,025          $  41,677
    Adjustments to reconcile net earnings to net
        cash from operating activities:
           Depreciation and amortization                  33,599             26,889
           Other                                           4,613              3,102
           Changes in:
               Receivables                               (14,821)            33,072
               Inventories                                 1,324             (9,711)
               Other assets                              (10,527)           (18,957)
               Payables                                   (1,645)            (5,116)
               Accrued liabilities                       (18,959)           (23,895)
                                                        --------          ---------
           Net cash from operating activities             27,609             47,061
Cash flows from investing activities:
    Capital expenditures                                 (41,277)           (22,691)
    Other, net                                             8,336              5,968
                                                        --------          ---------
           Net cash from investing activities            (32,941)           (16,723)

Cash flows from financing activities:
    Net change in notes payable                           58,238            118,197
    Repayment of long-term debt                           (3,091)            (2,072)
    Cash dividends paid                                  (22,495)           (21,618)
    Common Shares repurchased                                 --           (137,415)
    Other, net                                              (432)              (189)
                                                        --------          ---------
           Net cash from financing activities             32,220            (43,097)
                                                        --------          ---------

Net change in cash and cash equivalents                   26,888            (12,759)

Cash and cash equivalents at beginning of year            27,599             50,969
                                                        --------          ---------

Cash and cash equivalents at March 31                   $ 54,487          $  38,210
                                                        ========          =========

Supplemental cash flow information:
    Income taxes paid                                   $  2,731          $   2,880
    Interest paid                                       $  8,066          $   4,756
                                                        ========          =========


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


(2) Net earnings per Common Share is computed based on average shares outstanding of 149,898,930 and 153,943,097 for the respective 1997 and 1996 three-month periods.


(3) The actual number of shares outstanding on the respective record dates is as follows:

                              1997                                                 1996
              --------------------------------------                -----------------------------------
              Record Date               No. Shares                  Record Date            No. Shares
              -----------               ----------                  -----------            ----------
              February 7               149,975,560                  February 9             154,412,532



(4)   A summary of inventories follows:

                                                March 31, 1997       Dec. 31, 1996
                                                --------------       -------------
              FIFO Cost:
                  Raw materials                    $  86,172          $  83,250
                  Work-in-process                     12,682             11,494
                  Finished goods                     208,500            213,000
                                                   ---------          ---------
                                                     307,354            307,744
              Excess of FIFO over LIFO cost          (31,867)           (30,933)
                                                   ---------          ---------
                                                   $ 275,487          $ 276,811
                                                   =========          =========


(5) At March 31, 1997 and December 31, 1996, intangible and other assets, net include the excess of cost over net assets of businesses acquired of $377,042 and $380,524, respectively, net of accumulated amortization of $31,207 and $28,385, respectively.

(6) On May 8, 1997, the Company announced it had reached an agreement to sell its Office Products business to Newell Co. The transaction includes the sale of the worldwide manufacturing and distribution facilities, related equipment and inventory for $246.5 million, which will result in a one-time gain of approximately $135 million pre-tax. It is anticipated that the closing will occur in the second quarter.

       Separately, the Company announced it will combine its Home and Seasonal business units to focus on competitive strengths and better align operations. With these final initiatives, the two-year realignment cost estimate was increased by an additional $16 million pre-tax.

       In the second quarter the Company will take an $81 million pre-tax write-off on certain intangible assets, primarily related to acquisitions which are now integrated into the core businesses.

                    RUBBERMAID INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Net sales for the quarter ended March 31, 1997 increased 13% over the first quarter of 1996. Acquisitions, net of divestitures, contributed 14% to net sales and core unit volume increased 2%, including the impact of the volume decrease at Juvenile Products in part related to a toy inventory overhang from the slow 1996 Christmas season. Price realization and currency translation had an unfavorable impact of 3% on net sales.

Net earnings for the quarter ended March 31, 1997, decreased 18% over the comparable 1996 period, primarily due to significantly higher raw materials costs, greater selling, general and administrative expenses arising from acquisitions, and increased interest expense.

Cost of sales as a percent of net sales for the quarter ended March 31, 1997, was 71.9% versus 68.6% in the year ago period. The increase in cost of sales as a percentage of net sales is due primarily to the raw material price increases incurred by the Company and the volume decline at Juvenile Products. LIFO expense for the first quarter of 1997 was $0.9 million compared to a $0.9 million credit for the first quarter of 1996.

Selling, general, and administrative expenses as a percentage of net sales were 17.2% and 17.9% for the quarters ending March 31, 1997 and 1996. After taking into consideration the integration and consolidation of Graco, improvements were made in selling, general and administrative expenses, primarily related to savings achieved from realignment activities.

Other charges, net were $11.0 million and $4.8 million for the quarters ended March 31, 1997 and 1996, respectively. The increase in other charges is primarily attributable to the increase in interest expense, which was $10.9 million in 1997 and $4.5 million in 1996.

The effective tax rate for the first quarter of 1997 and 1996 was 37.8%.

Changes in Financial Condition
------------------------------

During the first quarter of 1997, cash and cash equivalents increased by $26.9 million as cash generated from operations of $27.6 million and cash generated from financing activities of $32.2 million exceeded cash used for investing activities of $32.9 million. Cash generated from operations was primarily the result of net earnings and non-cash depreciation charges exceeding the increase in working capital. Cash provided from financing activities primarily consisted of increases in notes payable less cash dividends paid to shareholders. Cash used by investing activities was primarily the result of investments in capital expenditures.

Other
-----

Subsequent to the end of the quarter, the Company announced its intentions to dispose of the Office Products business, combine its Home and Seasonal businesses, and take certain charges in the second quarter. See the Notes to Condensed Consolidated Financial Statements for further information.

                           PART II. OTHER INFORMATION


Item 6.       Exhibit and Reports on Form 8-K.

              (a) Exhibit 27.  Financial Data schedule.

              (b) There were no reports on Form 8-K for the three months ended
                  March 31, 1997.












                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            RUBBERMAID INCORPORATED

DATE:        May 9, 1997                         /s/    James A. Morgan
       ----------------------------        -------------------------------------
                                                        James A. Morgan
                                                      Senior Vice President,
                                                 General Counsel and Secretary

DATE:        May 9, 1997                         /s/    George C. Weigand
       ----------------------------        -------------------------------------
                                                        George C. Weigand
                                                     Senior Vice President and
                                                       Chief Financial Officer