Form 10-Q
period 1997-06-30
RUBBERMAID INC
filed 1997-08-08
CIK 85627

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1997

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________________ to __________________

Commission File Number 1-4188
                       ------

                             RUBBERMAID INCORPORATED
                             -----------------------
             (Exact name of registrant as specified in its charter)

          OHIO                                        34-0628700
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

                                                      Yes    X    No
                                                         ---------  ----------

Common Shares, Par Value $1.00, Outstanding at June 30, 1997 -- 149,910,392

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                    RUBBERMAID INCORPORATED AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (Unaudited)
                 (Dollars in thousands except per share amounts)

                                                         Three Months Ended
                                                   ------------------------------
                                                   June 30, 1997    June 30, 1996
                                                   -------------    -------------
Net sales                                            $ 640,379         $ 572,989
Cost of sales                                          466,364           389,127
Selling, general, and administrative expenses          107,198           105,173
Other charges (credits), net:
        Interest expense                                10,521             5,924
        Interest income                                   (182)             (357)
        Miscellaneous, net (notes 7 and 8)             (36,826)            1,176
                                                     ---------         ---------
                                                       (26,487)            6,743
                                                     ---------         ---------
Earnings before income taxes                            93,304            71,946
Income taxes                                            46,709            27,196
                                                     ---------         ---------
Net earnings                                         $  46,595         $  44,750
                                                     =========         =========
Net earnings per Common Share (note 3)               $     .31         $     .30
                                                     =========         =========
Dividends paid per Common Share (note 4)             $     .15         $     .14
                                                     =========         =========



See accompanying notes to condensed consolidated financial statements.

                    RUBBERMAID INCORPORATED AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (Unaudited)
                 (Dollars in thousands except per share amounts)

                                                           Six Months Ended
                                                   ---------------------------------
                                                   June 30, 1997       June 30, 1996
                                                   -------------       -------------
Net sales                                            $ 1,242,067         $ 1,106,274
Cost of sales                                            898,877             755,081
Selling, general, and administrative expenses            210,561             200,658
Other charges (credits), net:
        Interest expense                                  21,379              10,393
        Interest income                                     (470)               (867)
        Miscellaneous, net (notes 7 and 8)               (36,286)              2,058
                                                     -----------         -----------
                                                         (15,377)             11,584
                                                     -----------         -----------
Earnings before income taxes                             148,006             138,951
Income taxes                                              67,386              52,524
                                                     -----------         -----------
Net earnings                                         $    80,620         $    86,427
                                                     ===========         ===========
Net earnings per Common Share (note 3)               $       .54         $       .57
                                                     ===========         ===========
Dividends paid per Common Share (note 4)             $       .30         $       .28
                                                     ===========         ===========



See accompanying notes to condensed consolidated financial statements.

                    RUBBERMAID INCORPORATED AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)

                                                             June 30, 1997     Dec. 31, 1996
                                                            --------------     -------------
                                                             (Unaudited)
                                     Assets
                                     ------
Current assets:
      Cash and cash equivalents                                $   36,493        $   27,599
      Receivables, less allowance for doubtful accounts
         of $9,846 in 1997 and $10,900 in 1996                    470,723           496,601
      Inventories (note 5)                                        236,105           276,811
      Prepaid expenses                                             58,806            55,709
                                                               ----------        ----------
               Total current assets                               802,127           856,720

Property, plant, and equipment, net                               699,238           721,914

Intangible and other assets, net (note 6)                         382,026           475,346
                                                               ----------        ----------
Total Assets                                                   $1,883,391        $2,053,980
                                                               ==========        ==========





                                                                     (Continued)

                    RUBBERMAID INCORPORATED AND SUBSIDIARIES

                             (Dollars in thousands)

                                                           June 30, 1997      Dec. 31, 1996
                                                           -------------      -------------
                                                            (Unaudited)
                      Liabilities and Shareholders' Equity
                      ------------------------------------
Current liabilities:
      Notes payable                                         $   186,028         $   399,865
      Long-term debt, current                                       281               3,287
      Payables                                                  162,313             154,518
      Accrued liabilities                                       204,851             185,151
                                                            -----------         -----------
               Total current liabilities                        553,473             742,821

Other deferred liabilities                                      148,833             142,992
Long-term debt, non-current                                     154,286             154,467

Shareholders' equity:
      Preferred stock, without par value
         Authorized 20,000,000 shares; none issued                 --                  --
      Common Shares of $1 par value
         Authorized 400,000,000 shares; issued
         162,677,082 shares in 1997 and 1996                    162,677             162,677
      Paid-in capital                                            68,313              70,829
      Retained earnings                                       1,178,200           1,165,052
      Foreign currency translation adjustment                   (27,972)            (25,359)
      Treasury shares, at cost (12,766,690 shares in
         1997 and 12,924,764 shares in 1996)                   (354,419)           (359,499)
                                                            -----------         -----------
               Total shareholders' equity                     1,026,799           1,013,700
                                                            -----------         -----------

Total Liabilities and Shareholders' Equity                  $ 1,883,391         $ 2,053,980
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

                    RUBBERMAID INCORPORATED AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                             (Dollars in thousands)

( ) Denotes decrease in cash and cash equivalents

                                                                  Six Months Ended
                                                            -------------------------------
                                                            June 30, 1997     June 30, 1996
                                                            -------------   ---------------
Cash flows from operating activities:
      Net earnings                                             $  80,620         $  86,427
      Adjustments to reconcile net earnings to net
         cash from operating activities:
               Gain on sale of business (note 7)                (134,447)             --
               Write-down of intangible assets (note 8)           81,000              --
               Non-cash realignment costs (note 8)                16,000              --
               Depreciation and amortization                      63,839            53,290
               Other                                               4,759             5,725
               Changes in:
                      Receivables                                 (3,304)           53,366
                      Inventories                                 11,647           (14,822)
                      Other assets                                (7,877)          (28,416)
                      Payables                                    (7,269)            5,557
                      Accrued liabilities                        (11,399)          (26,881)
                                                               ---------         ---------
               Net cash from operating activities                 93,569           134,246

Cash flows from investing activities:
      Capital expenditures                                       (80,735)          (58,330)
      Proceeds from sale of business (note 7)                    246,500              --
      Other, net                                                   9,974             3,175
                                                               ---------         ---------
               Net cash from investing activities                175,739           (55,155)

Cash flows from financing activities:
      Net change in notes payable                               (213,837)          135,197
      Repayment of long-term debt                                 (1,912)           (4,438)
      Cash dividends paid                                        (44,985)          (42,586)
      Common Shares repurchased                                     --            (185,482)
      Other, net                                                     320               271
                                                               ---------         ---------
               Net cash from financing activities               (260,414)          (97,038)
                                                               ---------         ---------
Net change in cash and cash equivalents                            8,894           (17,947)

Cash and cash equivalents at beginning of year                    27,599            50,969
                                                               ---------         ---------
Cash and cash equivalents at June 30                           $  36,493         $  33,022
                                                               =========         =========
Supplemental cash flow information:
      Income taxes paid                                        $  25,837         $  32,205
      Interest paid                                            $  20,869         $   9,567
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

(2) The Company utilizes derivative financial instruments to manage foreign exchange and interest rate risks. The Company does not use derivative financial instruments for any other purposes such as trading or hedging commodity risks.

      The Company uses a limited number of foreign exchange instruments to hedge firm and anticipated commitments and net investments in foreign subsidiaries. Instruments have included forward contracts, currency swaps, foreign currency loans, and foreign currency options, all in the same currency as the hedged commitment and net investment. In accordance with Statement No. 52, "Foreign Currency Translation" (FAS 52), before hedge accounting is applied, derivative financial instruments are designated and considered effective as hedges. When hedging commitments, gains and losses on financial instruments are deferred and recognized in income in the same period as the hedged transaction. When hedging net investments in foreign subsidiaries, gains and losses on financial instruments are included in the foreign currency translation adjustment. The fair value of these foreign currency instruments is estimated using current market prices provided by an outside quotation service. Should the Company terminate the foreign exchange instrument or the underlying hedged transaction, the Company would follow the applicable principles of FAS 52.

      The Company also uses floating-to-fixed interest rate swap agreements on a portion of its floating interest rate debt. Before hedge accounting is utilized, the swap agreement is designated to a specific debt instrument or commercial paper facility and the terms are closely related to the terms of the debt instrument or commercial paper facility. After designation, interest is recorded on the notional portion of debt covered by the agreements at the revised interest rate. Gains or losses on interest rate swap agreements terminated are deferred and recognized as a component of interest expense over the shorter of the term of the underlying debt obligation or the term of the terminated swap agreement. If the underlying debt obligation is retired, the Company would mark the swap agreement to market and recognize the related gain or loss.

(3) Net earnings per Common Share is computed based on average shares outstanding of 149,918,851 and 150,348,835 for the respective 1997 and 1996 three-month periods and 149,906,300 and 152,241,168 for the respective 1997 and 1996 six-month periods.

                    RUBBERMAID INCORPORATED AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
        ----------------------------------------------------------------
                             (Dollars in thousands)

 (4) The actual number of shares outstanding on the respective record dates is as follows:

                            1997                                                   1996
              --------------------------------------                ---------------------------------
              Record Date               No. Shares                  Record Date            No. Shares
              -----------               ----------                  -----------            ----------
              February 7               149,975,560                  February 9             154,412,532
              May 16                   149,916,146                  May 17                 149,772,666

(5)   A summary of inventories follows:

                                                 June 30, 1997     Dec. 31, 1996
                                                 -------------     -------------
              FIFO Cost
                     Raw materials                 $  71,035         $  83,250
                     Work-in-process                  12,491            11,494
                     Finished goods                  184,394           213,000
                                                   ---------         ---------
                                                     267,920           307,744
              Excess of FIFO over LIFO cost          (31,815)          (30,933)
                                                   ---------         ---------
                                                   $ 236,105         $ 276,811
                                                   =========         =========

(6) At June 30, 1997 and December 31, 1996, intangible and other assets, net includes the excess of cost over net assets of businesses acquired of $305,882 and $380,524, respectively, net of accumulated amortization of $9,679 and $28,385, respectively.

(7) On June 13, 1997, the Company completed the sale of its Office Products business to Newell Co. The transaction included the sale of the worldwide manufacturing and distribution facilities, related equipment and inventory for $246.5 million, resulting in a one-time pre-tax gain of $134.4 million, $79.4 million after-tax or 53(cent) per share.

(8) The Company wrote-down certain intangible assets and revised its realignment costs for a total pre-tax charge in the second quarter of $97.0 million, $69.7 million after-tax or 47(cent) per share. The intangible asset write-down related to acquisitions which are now integrated into the core businesses.

(9) In February, 1997, the Financial Accounting Standards Board issued statement No. 128, "Earnings per Share" (FAS 128), which is effective for financial statements issued for periods ending after December 15, 1997. FAS 128 replaces primary earnings per share (EPS) with a presentation of basic EPS and requires dual presentation of basic and diluted EPS on the face of the income statement. Furthermore, a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation is required. The application of FAS 128 is not expected to result in EPS amounts materially different from the amounts reported.

                    RUBBERMAID INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Net sales for the three-month period ended June 30, 1997, benefiting from acquisitions and improving core unit volume, increased 12% over the second quarter of 1996. Acquisitions, net of divestitures, contributed 11% and core continuing unit volume added 4%. Mitigating these unit gains were negative price realization and foreign currency translation of 3%. Core unit volume growth in all businesses remained sound with the Juvenile Products business improving from a very poor first quarter. For the six-month period ended June 30, 1997, net sales increased by 12%. Acquisitions, net of divestitures, contributed 13% and core unit volume 2%, offset by negative price realization and currency translation of 3%.

Net earnings for the second quarter of 1997 increased 4% over the comparable 1996 period. Included in the results of the quarter was a non-operating after-tax gain of $79.4 million offset by a non-operating after-tax charge of $69.7 million. Excluding the one-time non-operating items, net earnings are 18% below the comparable 1996 quarter, reflecting higher resin and other material costs, lower price realization, unfavorable product sales mix, and higher interest costs, which offset productivity gains and strong control over selling, general and administrative expenses. For the six-month period ended June 30, 1997, net earnings are 7% below the first half of 1996. Excluding the one-time non-operating items, net earnings are 18% lower for the comparable period, reflecting year-over-year resin and other material inflation, lower price realization, unfavorable product sales mix, and higher interest costs.

Cost of sales as a percent of net sales for the three-month and six-month periods ended June 30, 1997, was 72.8% and 72.4%, respectively, compared to 67.9% and 68.3% for the comparable 1996 periods. The year-over-year margin decline was caused by significantly higher raw material costs, a higher mix of low margin products, lower price realization and unfavorable operating variances resulting from the volume declines of Juvenile Products. LIFO expense for the second quarter of 1997 was $0.2 million compared to a $0.6 million credit a year ago.

Selling, general and administrative expenses as a percent of net sales was 16.7% and 17.0% for the three-month and six-month periods, respectively, compared with 18.4% and 18.1% for the comparable 1996 periods. The improvement reflects the volume growth and the benefits being realized from realignment activities.

Other charges (credits), net was a credit of $26.5 million for the quarter versus an expense of $6.7 million last year, and a credit of $15.4 million for the first half of 1997 versus an expense of $11.6 million for the first half of 1996. The net credits reflect a $134.4 million pre-tax gain on the divestiture of the Office Products business partially offset by a charge of $16.0 million for realignment activities, $81.0 million in asset impairment charges and increased interest expense year-over-year.

The effective tax rate in the second quarter of 1997 was 50.1% compared with 37.8% a year ago. The second quarter rate is impacted by the non-operating activities in the quarter. The effective tax rate on operating activities was reduced to 34% in the second quarter, primarily resulting from beneficial international tax planning strategies.

                    RUBBERMAID INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Changes in Financial Condition
------------------------------

During the first six months of 1997, cash and cash equivalents increased $8.9 million as cash generated from operations of $93.6 million and investing activities of $175.7 million exceeded cash used for financing activities of $260.4 million. Cash generated from operations was primarily the result of net earnings, non-cash charges for asset impairment, realignment, depreciation and amortization, and decreased inventory levels exceeding the impact of unfavorable changes in other working capital items and the divestiture gain. Cash from investing activities was provided by the proceeds from the sale of the Office Products business offset by capital expenditures. Cash used in financing activities consisted primarily of the repayment of notes and dividends paid to shareholders.

Other
-----

During the second quarter of 1997, the sale of the Office Products business was completed, realignment cost estimates were increased, and certain intangible assets were written down. See the Notes to the Condensed Consolidated Financial Statements for further information.

                           PART II. OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders:

              At the Annual Meeting of Shareholders held on April 22, 1997, the Shareholders of Registrant voted on the following matters with results as indicated:

              PROPOSAL I
              ----------
              The election of five Directors to the classes of Directors whose terms expire as indicated below:

                                               Class               For                      Vote Withheld
                                              ------          --------------               ---------------
              Scott S. Cowen                   1999             119,661,079                   11,722,628
              Karen N. Horn                    2000             119,722,526                   11,661,181
              William D. Marohn                2000             119,762,696                   11,621,011
              Jan Nicholson                    2000             119,791,688                   11,592,019
              Wolfgang R. Schmitt              2000             119,558,850                   11,824,856

              PROPOSAL II
              -----------
              A proposal to approve Registrant's 1997 Management Incentive Plan.

                  For                    126,275,544           Abstain                         1,050,935
                  Against                  4,057,227           Broker Non-Vote                       -0-

              PROPOSAL III
              ------------
              A proposal to approve the Amended and Restated 1989 Stock Incentive and Option Plan.

                  For                     93,478,078           Abstain                         1,137,471
                  Against                 17,314,596           Broker Non-Vote                19,453,561

Item 6.       Exhibit and Reports on Form 8-K

              (a) Exhibit 27.  Financial Data schedule.

              (b) On June 18, 1997, Registrant filed a report on Form 8-K reporting the sale of its Office Products business to Newell
                  Co.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             RUBBERMAID INCORPORATED

DATE:          August 8, 1997                     /s/    James A. Morgan
         ----------------------------       -----------------------------------
                                                         James A. Morgan
                                                       Senior Vice President,
                                                  General Counsel and Secretary

DATE:          August 8, 1997                     /s/    George C. Weigand
         ----------------------------       -----------------------------------
                                                         George C. Weigand
                                                      Senior Vice President and
                                                        Chief Financial Officer