Form 10-Q
period 1997-10-30
RUBBERMAID INC
filed 1997-11-12
CIK 85627

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1997

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

                                           Yes       X          No
                                              -------------       --------------


Common Shares, Par Value $1.00, Outstanding at September 30, 1997 -- 149,794,963

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                    RUBBERMAID INCORPORATED AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (Unaudited)
                 (Dollars in thousands except per share amounts)


                                                                                     Three Months Ended
                                                                       -----------------------------------------------
                                                                         Sept. 30, 1997             Sept. 30, 1996
                                                                       --------------------      ---------------------

Net sales                                                              $           583,349       $           632,694
Cost of sales                                                                      429,113                   438,361
Selling, general, and administrative expenses                                      103,668                   114,724
Other charges (credits), net:
        Interest expense                                                             7,998                     5,292
        Interest income                                                               (444)                     (244)
        Miscellaneous, net                                                           2,557                       433
                                                                       --------------------      ---------------------
                                                                                    10,111                     5,481
                                                                       --------------------      ---------------------
Earnings before income taxes                                                        40,457                    74,128
Income taxes                                                                        10,331                    28,020
                                                                       --------------------      ---------------------

Net earnings                                                           $            30,126       $            46,108
                                                                       ====================      =====================


Net earnings per Common Share (note 3)                                 $               .20       $               .31
                                                                       ====================      =====================

Dividends paid per Common Share (note 4)                               $               .15       $               .14
                                                                       ====================      =====================



See accompanying notes to condensed consolidated financial statements.

                    RUBBERMAID INCORPORATED AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (Unaudited)
                 (Dollars in thousands except per share amounts)


                                                                          Nine Months Ended
                                                            -----------------------------------------------
                                                              Sept. 30, 1997             Sept. 30, 1996
                                                            --------------------      ---------------------

Net sales                                                   $         1,825,416       $         1,738,968
Cost of sales                                                         1,327,990                 1,193,442
Selling, general, and administrative expenses                           314,229                   315,382
Other charges (credits), net:
        Interest expense                                                 29,377                    15,685
        Interest income                                                    (914)                   (1,111)
        Miscellaneous, net (notes 7 and 8)                              (33,729)                    2,491
                                                            --------------------      ---------------------
                                                                         (5,266)                   17,065
                                                            --------------------      ---------------------
Earnings before income taxes                                            188,463                   213,079
Income taxes                                                             77,717                    80,544
                                                            --------------------      ---------------------

Net earnings                                                $           110,746       $           132,535
                                                            ====================      =====================


Net earnings per Common Share (note 3)                      $               .74       $               .88
                                                            ====================      =====================

Dividends paid per Common Share (note 4)                    $               .45       $               .42
                                                            ====================      =====================



See accompanying notes to condensed consolidated financial statements.

                    RUBBERMAID INCORPORATED AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)


                                                                         Sept. 30, 1997             Dec. 31, 1996
                                                                       --------------------      ---------------------
                                                                           (Unaudited)

                                     Assets
                                     ------

Current assets:
      Cash and cash equivalents                                        $            50,049       $            27,599
      Receivables, less allowance for doubtful accounts
         of $10,300 in 1997 and $10,900 in 1996                                    460,889                   496,601
      Inventories (note 5)                                                         254,777                   276,811
      Prepaid expenses                                                              61,270                    55,709
                                                                       --------------------      ---------------------

               Total current assets                                                826,985                   856,720

Property, plant, and equipment, net                                                700,480                   721,914

Intangible and other assets, net (note 6)                                          387,125                   475,346
                                                                       --------------------      ---------------------

Total Assets                                                           $         1,914,590       $         2,053,980
                                                                       ====================      =====================

                                                                 (Continued)

                    RUBBERMAID INCORPORATED AND SUBSIDIARIES

                             (Dollars in thousands)


                                                      Sept. 30, 1997  Dec. 31, 1996
                                                       -----------    -----------
                                                       (Unaudited)

                      Liabilities and Shareholders' Equity
                      ------------------------------------

Current liabilities:
      Notes payable                                    $   235,696    $   399,865
      Long-term debt, current                                  281          3,287
      Payables                                             119,351        154,518
      Accrued liabilities                                  202,823        185,151
                                                       -----------    -----------

               Total current liabilities                   558,151        742,821

Other deferred liabilities                                 150,177        142,992
Long-term debt, non-current                                154,225        154,467

Shareholders' equity:
      Preferred stock, without par value
         Authorized 20,000,000 shares; none issued              --             --
      Common Shares of $1 par value
         Authorized 400,000,000 shares; issued
         162,677,082 shares in 1997 and 1996               162,677        162,677
      Paid-in capital                                       66,974         70,829
      Retained earnings                                  1,208,343      1,165,052
      Foreign currency translation adjustment              (28,341)       (25,359)
      Treasury shares, at cost (12,882,119 shares in
         1997 and 12,924,764 shares in 1996)              (357,616)      (359,499)
                                                       -----------    -----------
               Total shareholders' equity                1,052,037      1,013,700
                                                       -----------    -----------

Total Liabilities and Shareholders' Equity             $ 1,914,590    $ 2,053,980
                                                       ===========    ===========



See accompanying notes to condensed consolidated financial statements.

                    RUBBERMAID INCORPORATED AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                             (Dollars in thousands)

( ) Denotes decrease in cash and cash equivalents

                                                                    Nine Months Ended
                                                           --------------------------------
                                                          Sept. 30, 1997      Sept. 30, 1996
                                                           ------------        ------------
Cash flows from operating activities:
      Net earnings                                         $    110,746        $    132,535
      Adjustments to reconcile net earnings to net
         cash from operating activities:
               Gain on sale of business (note 7)               (134,447)                 --
               Write-down of intangible assets (note 8)          81,000                  --
               Non-cash realignment costs (note 8)               16,000                  --
               Depreciation and amortization                     92,757              78,198
               Other                                              8,462              10,760
               Changes in:
                      Receivables                                 5,516             (15,630)
                      Inventories                                (4,142)             (7,525)
                      Other assets                              (14,596)            (38,291)
                      Payables                                  (30,627)             21,057
                      Accrued liabilities                       (13,865)              9,317
                                                           ------------        ------------
               Net cash from operating activities               116,804             190,421

Cash flows from investing activities:
      Capital expenditures                                     (109,961)            (95,506)
      Proceeds from sale of business (note 7)                   246,500                  --
      Other, net                                                  5,587                 843
                                                           ------------        ------------
               Net cash from investing activities               142,126             (94,663)

Cash flows from financing activities:
      Net change in notes payable                              (164,169)            151,352
      Repayment of long-term debt                                (1,973)             (6,264)
      Cash dividends paid                                       (67,455)            (63,552)
      Common Shares repurchased                                  (2,575)           (185,482)
      Other, net                                                   (308)                253
                                                           ------------        ------------
               Net cash from financing activities              (236,480)           (103,693)
                                                           ------------        ------------

Net change in cash and cash equivalents                          22,450              (7,935)

Cash and cash equivalents at beginning of year                   27,599              50,969
                                                           ------------        ------------

Cash and cash equivalents at September 30                  $     50,049        $     43,034
                                                           ============        ============

Supplemental cash flow information:
      Income taxes paid                                    $     27,742        $     42,704
      Interest paid                                        $     26,528        $     16,103
                                                           ============        ============

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


(3) Net earnings per Common Share is computed based on average shares outstanding of 149,829,683 and 149,763,971 for the respective 1997 and 1996 three-month periods and 149,875,244 and 151,378,149 for the respective 1997 and 1996 nine-month periods.

                    RUBBERMAID INCORPORATED AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
        ----------------------------------------------------------------
                             (Dollars in thousands)


(4) The actual number of shares outstanding on the respective record dates is as follows:

                               1997                                                   1996
           ---------------------------------------------          ----------------------------------------------
              Record Date                No. Shares                  Record Date                No. Shares
           -------------------       -------------------          -------------------       --------------------

           February 7                149,975,560                  February 9                154,412,532
           May 16                    149,916,146                  May 17                    149,772,666
           August 15                 149,804,652                  August 9                  149,760,766


(5)  A summary of inventories follows:

                                                                       Sept. 30, 1997             Dec. 31, 1996
                                                                       ---------------           ---------------
FIFO Cost
       Raw materials                                                   $        74,226           $        83,250
       Work-in-process                                                          11,086                    11,494
       Finished goods                                                          198,901                   213,000
                                                                       ---------------           ---------------
                                                                               284,213                   307,744
Excess of FIFO over LIFO cost                                                  (29,436)                  (30,933)
                                                                       ---------------           ---------------
                                                                       $       254,777           $       276,811
                                                                       ===============           ===============


(6) At September 30, 1997 and December 31, 1996, intangible and other assets, net includes the excess of cost over net assets of businesses acquired of $308,524 and $380,524, respectively, net of accumulated amortization of $11,631 and $28,385, respectively.

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


(10) In September 1997, an administrative law judge at the Federal Trade Commission ("F.T.C.") ruled that Toys "R" Us illegally pressured manufacturers not to sell toys to warehouse clubs. Toys "R" Us is appealing the ruling to the F.T.C. Commissioners and has further rights of appeal which it has indicated it will pursue. Subsequent to the ruling by the administrative law judge, numerous class action suits seeking damages on behalf of consumers under the antitrust laws have been filed in Federal courts in New York and New Jersey against Toys "R" Us and certain "manufacturers", including Rubbermaid. Rubbermaid was not named as a defendant in the F.T.C. suit and is of the opinion, supported by legal counsel, that it has not violated any law and intends to contest any such class action suits. Management believes the outcome of this matter will not have a material adverse effect on the financial position or overall trends in the results of operations of the Company.

(11) On November 10, 1997, the Company announced it had reached an agreement in principle to acquire DSM N.V.'s Curver Group, the market leader in plastic houseware/consumer goods in Europe. The transaction is subject to customary regulatory processes and is expected to be completed by December 31, 1997.

                    RUBBERMAID INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Net sales for the three-month period ended September 30, 1997, were 8% less than the third quarter of 1996. These results reflect lower unit-volume of 8%, a 2% positive contribution from acquisitions net of divestitures, and a negative 2% effect from pricing and currency. Core unit volumes were primarily depressed by retail inventory controls, second and third-tier retail consolidation and less than expected productivity on promotional events. The Juvenile Products business was also impacted by a temporary lack of production capacity. For the nine-month period ended September 30, 1997, net sales increased by 5%. Acquisitions net of divestitures contributed a positive 9%, offset by lower unit-volume of 2% and a negative effect from pricing and currency of 2%.

Net earnings for the third quarter of 1997 decreased 35% over the comparable 1996 period. The primary factor for the earnings decline was sales volume, offset to some degree with a reduction in the effective tax rate during the third quarter. Higher resin and other material costs, lower price realization, unfavorable product mix, and higher interest costs, also contributed to the unfavorable year-over-year performance. For the nine-month period ended September 30, 1997, net earnings were 16% below the first nine months of 1996. Excluding the one-time non-operating items in the second quarter, net earnings are 24% lower for the comparable period. The reduced earnings reflect the lower third quarter sales volume, higher year-over-year resin and other material inflation, lower price realization, unfavorable product mix, and higher interest costs.

Cost of sales, as a percent of net sales, for the three-month and nine-month periods ended September 30, 1997, were 73.6% and 72.7%, respectively, compared to 69.3% and 68.6% for the comparable 1996 periods. The year-over-year margin decline was caused by significantly higher raw material costs, a higher mix of lower margin products, lower price realization and unfavorable operating variances resulting from the lower sales volumes. LIFO was a credit of $2.4 million in the third quarter compared to a charge of $1.5 million a year ago.

Selling, general and administrative expenses, as a percent of net sales, were 17.8% and 17.2% for the three-month and nine-month periods, respectively, compared with 18.1% for both comparable 1996 periods. The improvement in dollars is somewhat masked as a percentage of net sales as a result of the lower sales volume. The improving trend reflects productivity arising from realignment activities and strong control over spending.

Other charges, net, were $10.1 million for the three-month period versus $5.5 million last year, and were a credit of $5.3 million for the first nine months of 1997 versus an expense of $17.1 million for the comparable 1996 period. The increase for the third quarter reflects increased interest expense year-over-year. The credit year-to-date reflects the one-time non-operating items in the second quarter of 1997, partially offset by increased interest expense.

                    RUBBERMAID INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The effective tax rate on operating activities was reduced to 33% in the third quarter, primarily resulting from beneficial tax planning strategies. The actual tax rate in the third quarter was 25.5% as a result of adjustments necessary to bring the nine-month operating activities to the 33% rate. The nine-month year-to-date rate of 41.2% reflects the tax effects of the non-operating activities in the second quarter of 1997.

Changes in Financial Condition
------------------------------

During the first nine months of 1997, cash and cash equivalents increased $22.5 million as cash generated from operations of $116.8 million and investing activities of $142.1 million exceeded cash used for financing activities of $236.5 million. Cash generated from operations was primarily the result of net earnings, non-cash charges for asset impairment, realignment, depreciation and amortization, and decreased receivable levels exceeding the impact of unfavorable changes in other working capital items and the divestiture gain. Cash from investing activities was provided by the proceeds from the sale of the Office Products business offset by capital expenditures. Cash used in financing activities consisted primarily of dividends paid to shareholders and the repayment of notes.

Other
-----

During the second quarter of 1997, the sale of the Office Products business was completed, realignment cost estimates were increased, and certain intangible assets were written down. See the Notes to the Condensed Consolidated Financial Statements for further information.

Subsequent to the end of the quarter, the Company announced an agreement in principle with DSM N.V., a Dutch chemical and materials company headquartered in Heerlen, The Netherlands, to acquire DSM's Curver Group. The Curver Group, based in Goirle, The Netherlands, is currently Europe's largest producer of plastic consumer products for indoor and outdoor use sold through retail channels. The products, sold under the Curver(R) brand name through leading retail stores, include a diverse array of home products, leisure goods, lawn and garden furniture and a new line of traditional outdoor toys. Curver had annual gross sales in 1996 of NLG 435 million ($222 million) and currently employs about 1,450 people. The acquisition is not expected to be dilutive to the Company's shareholders' interests. See the Notes to Condensed Consolidated Financial Statements for further information.

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

          Reference is made to Part I, note (10) of the Notes to Condensed Consolidated Financial Statements, which information is incorporated herein by reference.

Item 6.   Exhibit and Reports on Form 8-K

          (a) Exhibit 27.  Financial Data schedule.

          (b) There were no reports on Form 8-K for the three month period ended September 30, 1997.



                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         RUBBERMAID INCORPORATED

DATE:      November 12, 1997               /s/    James A. Morgan
        ----------------------           -------------------------------------
                                                  James A. Morgan
                                               Senior Vice President,
                                            General Counsel and Secretary

DATE:      November 12, 1997              /s/    George C. Weigand
        ----------------------           -------------------------------------
                                                 George C. Weigand
                                             Senior Vice President and
                                              Chief Financial Officer