Form 10-K405
period 1997-12-31
RUBBERMAID INC
filed 1998-03-25
CIK 85627

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 1997
                                       OR

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

Securities registered pursuant to Section 12(g) of the act:  NONE
                                                             -----

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days. Yes X   No
                         ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Common Shares, Par Value $1.00, Outstanding at January 31, 1998 -- 149,800,356. Aggregate market value of such shares held by non-affiliates of Registrant as of that date -- $3,795,485,956.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Proxy Statement for the Annual Meeting of Shareholders on April 28, 1998 -- Part III

Consolidated financial statements and other data from Registrant's 1997 Annual Report to Shareholders -- Parts I and II

                                     PART I
                                     ------

ITEM 1.       BUSINESS
----------------------

                  General
                  -------

                  Registrant was incorporated under the laws of the State of Ohio in 1920. Registrant and its subsidiaries operate in one industry segment which consists of the manufacture and sale of primarily plastic products for resale in the consumer, commercial, industrial, institutional, office, specialty, agricultural and contract markets. The items produced and marketed by Registrant are principally in the home, juvenile and commercial products categories; and include such product lines as: housewares; hardware; storage and organizational products; seasonal items; decorative coverings; leisure and recreational products; infant furnishings; children's toys and products; commercial and industrial maintenance products; home health care products; sanitary maintenance items; and food service products. Registrant's broad range of products are sold and distributed through its own sales personnel and manufacturers' agents to a variety of retailers and wholesalers, including mass merchandisers, toy stores, catalog showrooms, home supply stores, office supply outlets, agricultural supply stores and distributors serving institutional and industrial markets.

                  Registrant's basic strategy is to market branded, high-quality products that offer high value to customers and consumers. Value is that best combination of quality, service, timeliness, innovation and price as perceived by the user. Registrant's strategic direction is to grow as a global enterprise by focusing on developing best values through innovation, partnerships and continuous improvement, which will be reflected in the recognition of the Registrant's brands worldwide. In conjunction with available opportunities for global growth, the Registrant has set a growth objective to double sales and earnings per share over a five-to-six year period.

                  Registrant expects to meet its growth objective primarily from internally generated core business activities, supplemented by selective acquisitions. Registrant has focused its resources to achieve growth through continued introduction of new products and line extensions, entry into new product categories and markets, maintaining competitiveness in its existing product lines, expanding its core businesses to attain a global presence and through business development activities, such as acquisitions, alliances, joint ventures or licensing arrangements.

                  To support this growth initiative, Registrant has accelerated its focus on continuous improvement and value enhancements. Since announcing this initiative of accelerated value improvement in 1994, substantial improvement in productivity has been achieved by company associates. Those savings are being reinvested in activities that support the long-term growth initiative of the Registrant, such as: capital expenditures for expansion and productivity improvements, new product research and development, human resource training and business development activities.

                  During the fourth quarter of 1995, the Registrant announced a two-year strategic realignment program designed to reduce costs, streamline manufacturing and distribution operations, and accelerate growth. This plan included the cost of exiting facilities, asset write-offs primarily due to product realignments, and employee termination costs associated with a reduction in the total number of associates. The items and product variations that were eliminated represented approximately five percent of sales in 1995. Registrant included in its 1995 Consolidated Statement of Earnings a charge of $158.0 million for costs associated with this program. These charges reduced after-tax earnings by $98.7 million. Approximately $129.0 million represented non-cash costs, while the remaining $29.0 million of costs was associated with employee terminations and certain exit-related costs. During the second quarter of 1997, the Registrant revised the estimate of costs to complete the program and included an additional $16.0 million non-cash charge ($9.9 million after-tax), or $0.07 per Common Share.

                  Concurrent with the 1995 realignment announcement, Registrant also implemented a strategic initiative to rebalance its long-term capital structure. During 1996, the Registrant repurchased $185.5 million of Common Shares and completed a significant acquisition for cash, which enabled the achievement of a prudent amount of leverage and lowered the Registrant's overall cost of capital. As part of this capital structure initiative, the Registrant in 1996 entered the commercial paper market for the first time and filed a Shelf Registration for up to $400.0 million of senior unsecured debt securities, of which the Registrant subsequently issued $150.0 million of senior notes with a maturity of 2006 and a coupon rate of 6.6%.

                  As of December 31, 1997, the two year realignment program was substantially completed. Registrant has exited or initiated closure of all nine locations slated for closure in the plan, completed the associate reductions, and achieved the estimated annual $50.0 million of savings anticipated in the 1995 realignment plan. The realignment actions have led to improved customer service, lower costs and reduced complexity in the core businesses.

                  In January 1998, the Registrant announced a major restructuring plan designed to expand the Company's global market leadership and accelerate quality growth. The plan includes centralized global procurement and consolidating manufacturing and distribution worldwide to more fully realize economies of scale. Shared utilization of assets to make and distribute products will support efficient customer logistics and service, allowing for the elimination of redundant, inefficient and excess capacity, which, in turn, should further enhance profitability. To enhance core unit volume growth, the Registrant plans to fund increased expenditures in consumer advertising, category management and product development.

                  The specifics of the cost breakdown will be available later in 1998; however, it is expected that the pretax restructuring charge could reach at least $200 million. This charge, incurred over a two year period, would include cash outlays for severance, removal of equipment, and other actions. Other charges related to consolidation or relocation of facilities will primarily be recorded in 1998. North American, European and Asian operations will all be affected by the restructuring plan.

                  Business Development Activities
                  -------------------------------

                  Registrant's acquisition strategy is focused on companies that tend to fit one of three broad criteria: (1) provide a base for a new product category offering significant growth opportunities; (2) provide an extension of an existing core business; or (3) provide geographic extension and/or an expanded presence in an international market. The companies acquired by the Registrant tend to have common characteristics, many of which are shared with the Registrant. Among these characteristics are: a high-quality image, emphasis on marketing and customer service, capability to benefit from new product development, similar materials and/or related manufacturing processes and/or comparable distribution channels.

                  During the last five years, the Registrant exited or divested products and businesses which had $437 million in annualized business revenues. Registrant determined that the capital invested in those businesses could be redeployed into projects which would provide greater shareholder returns. During the same period, the Registrant acquired businesses which contributed net sales of $530 million during their first 12-months of consolidation.

                  Divestitures
                  ------------

                  In 1994, Registrant sold its 40-percent interest in the Curver Rubbermaid joint venture to DSM, the Dutch chemical group, who held the remaining 60-percent interest. Also in 1994, Registrant divested its casual outdoor resin furniture business and the Davson Division of Rubbermaid Office Products Inc.

                  During 1995 and 1996, Registrant divested or discontinued more than 45% of its items and product stock-keeping units (SKUs) which had contributed approximately 5% to net sales in the preceding year.

                  During 1997, Registrant divested its Office Products business to Newell Co. in a cash transaction. The transaction included the sale of the worldwide manufacturing and distribution facilities, related equipment, and inventory.

                  Acquisitions
                  ------------

                  In 1994, the Registrant acquired Glenwood Systems Pty. Ltd., a leading marketer and designer of commercial play systems in Australia, and known as Ausplay, expanding the Company's product lines and international markets for commercial playground equipment. In 1995, further expansion was achieved with the acquisition of Par-Rec Holdings, Inc., a leading manufacturer of similar play equipment in Canada. Decor Concepts, Inc., acquired in 1995 and known as Omni, makes contained-play systems for commercial uses, such as in restaurants and indoor playgrounds, and has also expanded the Registrant's lines of commercial play equipment. Par-Rec and Omni have been integrated with Registrant's Commercial Play Systems' business.

                  Empire Brushes, Inc., a manufacturer and marketer of mops, brooms, brushes and other cleaning products for home and commercial use, was acquired in 1994 and its products have been integrated with Registrant's existing cleaning products lines.

                  Also acquired in 1994 was Carex, which manufactures and sells bath safety, mobility, daily living and personal care aids and accessories for the home health care market. This business has been integrated with Registrant's Commercial Products business.

                  A joint venture with Richell Corporation, a leading Japanese housewares manufacturer, was formed in 1994. The joint venture, Rubbermaid Japan Inc., develops, markets and sells housewares, leisure and seasonal products in Japan. In October 1994, Registrant exercised an option to increase its equity position from an initial 40% to 51%.

                  Royal Rubbermaid Structures Ltd., a joint venture of the Registrant and Royal Plastics Group Limited of Canada, was formed early in 1995. This venture manufactured and marketed modular, plastic components and kits for small structures. Each partner owned 50% of the joint venture. Registrant sold its partnership interest to Royal Plastics Group Limited of Canada in 1996. The Registrant continues to manufacture and market its own line of consumer snap-together storage sheds.

                  In 1995, Injectaplastic S.A., a plastics housewares manufacturer and marketer in France was acquired. Injectaplastic re-established the Registrant in the European marketplace for housewares and seasonal product lines following the 1994 dissolution of the Curver Rubbermaid joint venture. Also in 1995, a majority interest in Dom-Plast S.A., a leading manufacturer and marketer of plastic housewares products in Poland, was acquired.

                  During 1996, Registrant acquired Graco Children's Products Inc. (Graco) a leading manufacturer of strollers, stationary entertainers and walkers, portable playards, high chairs and other infant and toddler products. Graco's product lines provide a strategic, cross-marketing complement and addition to Registrant's Little Tikes toy lines.

                  In 1997, the first products from the Registrant's long-term, global alliance with Amway Corporation to jointly develop and market an exclusive, co-branded line of distinctive products, was launched in Japan, with further geographic expansions in Europe and North America taking place by year-end 1997. Additional products and geographic market expansion are contemplated for introduction throughout 1998.

                  Subsequent to December 31, 1997, the Registrant completed the acquisition of Curver Consumer Products, the European market leader in plastic home products. As previously noted, Registrant in 1994 had sold its minority interest in the Curver Rubbermaid joint venture, which had been formed in 1990 when Registrant's European home products business and the Curver home products group were combined.

                  Raw Materials
                  -------------

                  The principal raw materials used in the manufacture of Registrant's products are various plastic resins (which are derivatives of petroleum or natural gas liquids) and color concentrates. The Registrant also utilizes various metals (such as steel and aluminum) and fabric in certain product lines. All of these items are available from numerous competitive sources. For the most part, the particular raw materials which Registrant uses are of a commodity nature whose prices are subject to change as supply and demand fluctuate. From 1991 to 1994, resin costs remained relatively stable. However, since 1994, an unprecedented volatility in plastic resin costs has been experienced, with rapid price increases through 1995, followed by a drop through mid-1996, another rapid increase through the end of 1996, reaching a market peak at mid-year 1997. In the second half of 1997, resin costs began to decline. Because of the sharpness and rapidity of the price increases, Registrant was unable to fully recover the incremental costs through adjustments to its selling prices, thus negatively impacting earnings for 1995, 1996 and 1997. The Registrant expects to obtain adequate supplies of raw materials for its needs.


                  Patents and Trademarks
                  ----------------------

                  There are no patents or licenses considered material to the business. Registrant is of the opinion that through sustained advertising and use, the trademarks RUBBERMAID, LITTLE TIKES, GRACO and CURVER have become of value in the identification and acceptance of its products. In addition, Registrant has many well-known brands such as BLUE ICE Brand (ice substitute), BRUTE (maintenance products), CON-TACT Brand (pressure sensitive decorative coverings), COZY COUPE (ride-on car), PACK'N PLAY (playard), ROUGHNECK (tool boxes and storage containers), and SERVIN' SAVER (containers) that compete in domestic and international markets.

                  Seasonality
                  -----------

                  Historically, the year-end holiday gift-giving season records the highest sales volume for the toy industry; however the Registrant has spring and summer outdoor product lines which have served to more evenly balance annual shipments. Certain of the Registrant's insulated products and outdoor storage sheds have higher sales in the first six months of the year. No material portion of the Registrant's other business is of a highly seasonal nature.

                  Working Capital
                  ---------------

                  Working capital requirements of the business increase generally as sales volumes increase. There are normally no unusual working capital needs existent at any one time in the ordinary course of business. Dating programs offering extended terms are carried on as part of normal marketing activities.

                  Customers
                  ---------

                  Sales are made to a broad range of customers, one of which accounted for 15.5%, 13.9% and 14.5% of net sales in 1997, 1996 and 1995, respectively. Sales to a second customer amounted to 10.1% of net sales in 1997. Due in part to Registrant's studies that note high loyalty among consumers to Registrant's brand names, Registrant does not believe that the loss of any one customer would have a materially adverse effect on its long-term business.

                  Backlog
                  -------

                  Registrant produces to and sells from inventory for the majority of its products. The amount of backlog existent at any one time is not a significant factor in the business.

                  Competition
                  -----------

                  All markets served by Registrant and its subsidiaries are competitive as to price, service and product performance. Most of Registrant's products compete not only with those of other manufacturers using similar raw materials but also with products manufactured from other materials. Many of the competitor companies are either closely held or are divisions of larger entities. Registrant is recognized as a strong competitive factor in the marketplace, but there is no reliable quantitative manner in which the aggregate competitive position of Registrant can be determined.

                  Research and Development
                  ------------------------

                  Registrant expended approximately $27.8 million, $29.5 million and $29.0 million during 1997, 1996 and 1995, respectively, on research and development activities related to product, process and materials development, and mold design. These costs are charged to operations as incurred.

                  Environmental Matters
                  ---------------------

                  Compliance with Federal, State and local provisions, which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, is not expected to have an adverse effect upon the capital expenditures, earnings or competitive position of Registrant and its subsidiaries. Reference is made to page 31 of the 1997 Annual Report to Shareholders, which is contained in Exhibit 13 hereof, concerning further information regarding Registrant's Environmental Program.

                  Registrant is subject to various laws and regulations concerning environmental matters and employee safety and health in the United States and other countries. The Occupational Safety and Health Administration, the U.S. Environmental Protection Agency, and other federal agencies, have authority to promulgate regulations that have an impact on the Registrant's operations. Many state and local governments also have adopted environmental and employee safety and health laws and regulations. Federal and state authorities may seek fines and penalties for violation of these laws and regulations. As part of its continuing environmental program, Registrant has been able to comply with regulations and requirements of state and federal agencies without any materially adverse effect on its business.

                  Registrant is committed to a long-term environmental protection program which is managed by the Registrant's environmental council. The council meets regularly and assesses the impact of environmental laws and regulations on the Registrant's operations. In addition, Registrant uses outside firms to perform regular environmental audits of its facilities that have, to date, revealed no significant environmental problems.

                  Employees
                  ---------

                  The average number of persons employed by Registrant and its subsidiaries during 1997 was 12,618.

                  Foreign Operations
                  ------------------

                  Reference is made to page 27 of the 1997 Annual Report to Shareholders, which is contained in Exhibit 13 hereof, for information concerning Registrant's operations in different geographical areas. Revenues from outside U.S. ("OUS") customers, including OUS net sales and exports from U.S. operations, represented 19.5%, 18.9% and 18.0% of total net sales in 1997, 1996 and 1995, respectively.

                  Registrant uses a variety of approaches to expand and develop international markets. To initiate market development in certain geographic areas, particularly new and developing markets, emphasis is placed on exporting from existing manufacturing facilities. Where market size and economics justify, manufacturing facilities are established. In markets where sufficient contract supply capabilities exist, such supply contract arrangements may be utilized. In markets where it is deemed appropriate to gain immediate access to manufacturing facilities or distribution, Registrant may make selective acquisitions. Licensing arrangements are an alternative that may be used in those markets where the costs of importing are prohibitive and where Company-owned manufacturing is not economically justified. In addition, Registrant may use a combination of any or all of these approaches. Today, the Registrant's products are distributed worldwide.

                  No greater known significant risk is attendant to the foreign business than to the domestic business conducted by Registrant and its subsidiaries.

                  Forward-Looking Discussions
                  ---------------------------

                  Except for the historical information contained, or incorporated by reference, herein, the statements and objectives set forth in
Item 1, or incorporated by reference in Item 7 of this report, the Registrant's Annual Report or made by management of the Registrant, are forward-looking and involve uncertainty and risk. Registrant's future financial performance may differ materially from those described in the forward-looking statements made by, or on behalf of, Registrant as a result of a variety of factors such as, but not limited to, changes in: the competitive environment; the condition of the industry and economy, including the effects of weather, consumer and customer demand; the success of new product development; the cost of raw materials, which may not be recovered through selling prices; the rate of growth in selling, general and administrative expenses due to Registrant's business expansion; working capital requirements; changes in interest rates; the under-utilization of Registrant's production facilities; employee productivity; international factors, including currency exchange rates, economic conditions and difficulties or delays in Registrant's business expansion outside the United States; or difficulties or delays in the implementation of the Registrant's 1998 restructuring program, including changes in manufacturing, distribution and procurement, the closing of facilities without undue disruption and achieving estimated reductions in employees without interruption to workflow.


ITEM 2.       PROPERTIES
------------------------

                  Registrant and its subsidiaries have manufacturing and/or warehousing locations in 12 states and 13 foreign countries.

                  Major plant and warehouse locations of Registrant are as follows:

                           Home Products Division - Wooster and Akron, Ohio; Phoenix, Arizona; Centerville, Iowa; Winfield, Kansas; Greenville, North Carolina; Cleburne and Greenville, Texas; Mississauga, Ontario, Canada; Montreal, Quebec, Canada (leased) and Calgary, Alberta, Canada (leased); Mexico City, Mexico

                           The Little Tikes Company - Hudson and Sebring, Ohio; City of Industry, California (leased); Shippensburg, Pennsylvania

                           Rubbermaid Commercial Products Inc. - Winchester, Virginia; Phoenix, Arizona (leased); Farmington, Missouri; Cleveland, Tennessee; Nuevo Leon, Mexico

                           Graco Children's Products Inc. - Elverson,
                           Pennsylvania; Hesperia, California; Greer, South Carolina

                           Rubbermaid Europe S.A. - Brussels, Belgium; Amiens and Oyonnax, France; Slupsk, Poland; Dublin, Ireland; Differdange, Luxembourg; Debrecen, Hungary; Brunssum, The Netherlands; Zaragoza, Spain; Corby, United Kingdom; Dreieich, Germany

                           Rubbermaid Asia Pacific - Toyama, Japan

                  Two domestic facilities are subject to security interests relating to governmental financing.

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


ITEM 3.       LEGAL PROCEEDINGS
-------------------------------

                  In September 1997, an administrative law judge of the Federal Trade Commission ("F.T.C.") ruled that a major customer of the Registrant illegally pressured manufacturers not to sell toys to warehouse clubs. That decision is being appealed. Subsequent to the F.T.C. decision, numerous class action suits seeking damages on behalf of consumers have been filed against the customer and certain manufacturers, including the Registrant, which was not named as a defendant in the F.T.C. suit, nor were any other manufacturers. The Registrant is of the opinion, supported by legal counsel, that it has not violated any law and intends to contest any such class action suits. Management believes the outcome of this matter will not have a material adverse effect on the financial position or overall trends in the results of operations of the Registrant.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------------

                  During the fourth quarter of the fiscal year covered by this Form 10-K, no matter was submitted to a vote of Registrant's shareholders, through the solicitation of proxies or otherwise.

                        EXECUTIVE OFFICERS OF REGISTRANT
                        --------------------------------



                                             Employed By
                                             -----------
                                             Registrant
                                             ----------
              Name                 Age          Since                        Positions and Offices Held
              ----                 ---          -----                        --------------------------

 Wolfgang R. Schmitt               54           1966         Chairman of the Board and
                                                             Chief Executive Officer
                                                                 Mr. Schmitt has been Chairman since September 1993 and
                                                                 Chief Executive Officer since November 1992. From May
                                                                 1991, he was President and Chief Operating Officer,
                                                                 Executive Vice President (1987-1991) and President of
                                                                 the Home Products Division (1984-1990).

 Charles A. Carroll                48           1971         President and
                                                             Chief Operating Officer
                                                                 Mr. Carroll was elected  President and Chief  Operating
                                                                 Officer of  Registrant  in September  1993.  From 1990,
                                                                 he served as President and General  Manager of the Home
                                                                 Products  Division and previously from 1988,  President
                                                                 and General  Manager of Rubbermaid  Specialty  Products
                                                                 Inc.

 Leavitt B. Ahrens, Jr.            54           1996         Senior Vice President,
                                                             International
                                                                 Mr. Ahrens joined Registrant in April 1996 as Senior
                                                                 Vice President, International. He was previously with
                                                                 VF Corporation from 1985 to 1996, where he served most
                                                                 recently as President of Asia-Pacific and previously as
                                                                 President of Europe. His career in branded consumer
                                                                 products began in 1970 and has included seventeen years
                                                                 of overseas residence.

 Lucius W. Hoffa, Jr.              54           1967         Senior Vice President,
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

                        EXECUTIVE OFFICERS OF REGISTRANT
                        --------------------------------


                                             Employed By
                                             -----------
                                             Registrant
                                             ----------
              Name                 Age          Since                        Positions and Offices Held
              ----                 ---          -----                        --------------------------

 James A. Morgan                   62           1974         Senior Vice President,
                                                             General Counsel and Secretary
                                                                 Mr. Morgan joined Registrant as Assistant Secretary and
                                                                 Counsel in February 1974 and was elected Secretary in
                                                                 1977, Vice President in 1979, Senior Vice President in
                                                                 1983, and General Counsel in 1988.

 Leon E. Salomon                   61           1996         Senior Vice President,
                                                             Procurement
                                                                 Mr. Salomon joined Registrant in May 1996, as Corporate
                                                                 Vice President, Purchasing and Logistics. He was
                                                                 appointed to his current position, Senior Vice
                                                                 President, Procurement, in January 1998. Previously and
                                                                 from 1994, he commanded the U.S. Army Material Command
                                                                 and prior thereto held various assignments as Deputy
                                                                 Chief of Staff for Logistics, Department of the Army;
                                                                 Deputy Commanding General for Combined Arms Support, U.
                                                                 S. Army Training and Doctrine Command; and Commanding
                                                                 General, U.S. Army Combined Arms Support Command and
                                                                 also Fort Lee, Virginia.

 George C. Weigand                 46           1984         Senior Vice President and
                                                             Chief Financial Officer
                                                                 Mr. Weigand became Senior Vice President and Chief
                                                                 Financial Officer in March 1994, having previously
                                                                 served as Vice President and Corporate Controller since
                                                                 1992, and Vice President, Auditing and Taxes from 1990.
                                                                 Previously, he was Manager of Auditing and Taxes from
                                                                 1987 and prior thereto, Manager of Auditing.


                        EXECUTIVE OFFICERS OF REGISTRANT
                        --------------------------------

                                             Employed By
                                             -----------
                                             Registrant
                                             ----------
              Name                 Age          Since                        Positions and Offices Held
              ----                 ---          -----                        --------------------------

 John W. Dean III                  42           1988         Vice President and
                                                             Treasurer
                                                                 Mr. Dean joined Registrant as Assistant Treasurer in
                                                                 1988 and was elected Vice President and Treasurer in
                                                                 1991. He was previously Director of Banking and Finance
                                                                 with The Uniroyal Goodrich Tire Company.

 Cal C. Eller                      49           1996         President and Chief Operating Officer,
                                                             The Little Tikes Company
                                                                 Mr. Eller was appointed President and Chief Operating
                                                                 Officer of The Little Tikes Company in August 1997
                                                                 having previously served from August 1996, as President
                                                                 and General Manager of Rubbermaid Specialty Products
                                                                 Inc. He was previously with Venture Stores from
                                                                 1979-1996 where he served as Executive Vice President
                                                                 of Merchandising from 1992-1996 and as Senior Vice
                                                                 President/General Merchandising Manager from 1985-1992.

 David T. Gibbons                  54           1995         President and General Manager,
                                                             Rubbermaid Europe S.A.
                                                                 Mr. Gibbons was appointed President and General
                                                                 Manager, Rubbermaid Europe, S.A. in August 1997 having
                                                                 previously served from December 1995 as President and
                                                                 General Manager of the Home Products Division. He was
                                                                 previously, from 1994, General Manager of the Home and
                                                                 Commercial Products Division and from 1991-1994,
                                                                 General Manager of the Ceramic Material Business of the
                                                                 3M Company, which he joined in 1968.



                        EXECUTIVE OFFICERS OF REGISTRANT
                        --------------------------------

                                             Employed By
                                             -----------
                                             Registrant
                                             ----------
              Name                 Age          Since                        Positions and Offices Held
              ----                 ---          -----                        --------------------------

 Gary F. Mattison                  57           1967         President and General Manager,
                                                             Global Transformation Team
                                                                 Mr. Mattison was appointed President and General
                                                                 Manager, Global Transformation Team in 1996. He
                                                                 previously served as President and General Manager of
                                                                 Rubbermaid Specialty Products Inc. from June 1993 and
                                                                 from 1979, as Vice President, Manufacturing for the
                                                                 Home Products Division.

 Michael E. Naylor                 59           1992         President,
                                                             Global Manufacturing and Distribution Operations
                                                                 Mr. Naylor was appointed President, Global Manufacturing
                                                                 and Distribution Operations in January 1998. Previously
                                                                 from 1994, he served as Senior Vice President,
                                                                 Operations and prior thereto from 1992, as Senior Vice
                                                                 President, Technology and Environment. He was
                                                                 previously with General Motors Corporation for 25
                                                                 years.

 Larry B. Porcellato               39           1988         President and Chief Operating Officer,
                                                             Home Products Division
                                                                 Mr. Porcellato was appointed President and Chief
                                                                 Operating Officer for Home Products Division in August
                                                                 1997. He previously served from 1994 as President and
                                                                 General Manager of Rubbermaid Europe S.A. and prior
                                                                 thereto as President and General Manager of Rubbermaid
                                                                 Canada Inc. and Vice President of Marketing, Home
                                                                 Products Division.


                        EXECUTIVE OFFICERS OF REGISTRANT
                        --------------------------------


                                             Employed By
                                             -----------
                                             Registrant
                                             ----------
              Name                 Age          Since                        Positions and Offices Held
              ----                 ---          -----                        --------------------------

 Joseph M. Ramos                   56           1992         President and Chief Operating Officer,
                                                             Rubbermaid Commercial Products Inc.
                                                                 Mr. Ramos was appointed President and Chief Operating
                                                                 Officer in August 1997. He joined Rubbermaid Commercial
                                                                 Products on January 1, 1992 as President and General
                                                                 Manager. He was previously employed with 3M Company for
                                                                 25 years in various domestic and international sales,
                                                                 marketing and general management assignments.

 Derial H. Sanders                 55           1996         President and Chief Operating Officer,
                                                             Graco Children's Products Inc.
                                                                 Mr. Sanders was appointed President and Chief Operating
                                                                 Officer in August 1997. He became President and General
                                                                 Manager of Graco Children's Products Inc. upon its
                                                                 acquisition by Registrant in 1996. He previously served
                                                                 from 1980 to 1996 as President. Since joining Graco in
                                                                 1969 as Sales Manager, he has also held the position of
                                                                 Vice President of Sales and Marketing.



All executive officers who are officers of Registrant are elected for a one-year term.


                                     PART II
                                     -------

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
---------------------------------------------------------------------------
              MATTERS
              -------

                  Registrant's Common Shares are traded on the New York Stock Exchange under the symbol RBD. As of January 31, 1998, Registrant had approximately 26,500 shareholders of record. Reference is made to page 28 of the 1997 Annual Report to Shareholders, which is contained in Exhibit 13 hereof, for information concerning market prices for and dividends paid on Registrant's Common Shares during 1997 and 1996, which information is incorporated by reference herein.

ITEM 6.       SELECTED FINANCIAL DATA
-------------------------------------

                  Reference is made to pages 34 and 35 of the 1997 Annual Report to Shareholders, which are contained in Exhibit 13 hereof, which pages include the selected financial data for the five years ended December 31, 1997 as part of Registrant's "11-Year Financial Summary", which information is incorporated by reference herein.


ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-----------------------------------------------------------------------------
              RESULTS OF OPERATIONS
              ---------------------

                  Reference is made to pages 28 through 33 of the 1997 Annual Report to Shareholders, which are contained in Exhibit 13 hereto, which include "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the years 1997, 1996 and 1995, which information is incorporated herein by reference.


ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------------

                  Reference is made to pages 32 through 33 of the 1997 Annual Report to Shareholders, which are contained in Exhibit 13 hereto, which include "Management's Discussion and Analysis of Financial Condition and Results of Operations" which discuss the Registrant's exposure to market risk from changes in interest rates, foreign exchange rates and market indexed raw material prices.


ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------------

                  Reference is made to pages 16 through 28 of the 1997 Annual Report to Shareholders, which are contained in Exhibit 13 hereto, which include the consolidated balance sheets and the notes thereto as of December 31, 1997 and 1996, and the related consolidated statements of earnings, cash flows and shareholders' equity for each of the years in the three year period ended December 31, 1997, together with the independent auditors' report thereon of KPMG Peat Marwick LLP dated January 30, 1998, which information is incorporated herein by reference.


ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------------
              FINANCIAL DISCLOSURE
              --------------------

                  Registrant has not changed its independent auditors, and there have been no reportable disagreements with such auditors regarding accounting principles or practices or financial disclosure matters.

                                    PART III
                                    --------


ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
------------------------------------------------------------

                  Information regarding the directors of Registrant is included under the caption "Information as to Board of Directors and Nominees" in Registrant's proxy statement dated March 13, 1998, and is incorporated herein by reference. Information regarding the executive officers of Registrant is included under a separate caption in Part I hereof and is incorporated by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.


ITEM 11.      EXECUTIVE COMPENSATION
------------------------------------

                  Information regarding the above is included under the caption "Executive Compensation - Report of Compensation Committee" in Registrant's proxy statement dated March 13, 1998, and is incorporated herein by reference.


ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
----------------------------------------------------------------------------

                  Information regarding the above is included under the captions "Security Ownership of Certain Beneficial Owners" and "Ownership By Management of Common Shares" in Registrant's proxy statement dated March 13, 1998, and is incorporated herein by reference.


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
------------------------------------------------------------

                  Registrant has no relationships or related transactions required to be reported by Item 404 of Regulation S-K.



                                     PART IV
                                     -------

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-----------------------------------------------------------------------------

        (a) The following documents are filed as part of this Form 10-K Report.

                  (1) The financial statements referred to in Item 8 above which are contained in Exhibit 13 hereto and which are incorporated by reference thereto.

                  (2) Exhibits 10(a) through 10(h) to this Item 14 constitute each executive compensation plan and arrangement of Registrant.

                  All schedules have been omitted because the material is not applicable, or is not required, or because the required information is shown in the consolidated financial statements or in the notes thereto, or is not otherwise material to the consolidated financial statements.

        (b) Exhibits (numbered in accordance with Item 601 of Regulation S-K).

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

            (10a) Rubbermaid Incorporated 1997 Management Incentive Plan. Attached hereto as Exhibit 10(a).

            (10b) Rubbermaid Incorporated Amended and Restated 1989 Stock Incentive and Option Plan. Incorporated by reference from Exhibit A to Proxy Statement for April 22, 1997 Annual Meeting of Shareholders.

            (10c) Rubbermaid Incorporated Supplemental Executive Retirement Plan, as amended. Incorporated by reference from Exhibit 10d to Form 10-K for the year ended December 31, 1993.

            (10d) Rubbermaid Incorporated Supplemental Retirement Plan, as amended through December 23, 1997. Attached hereto as
                       Exhibit 10(d).

            (10e) Change-Of-Control Employment Agreement. Identical agreements have been entered into with Leavitt B. Ahrens, Jr., Charles A. Carroll, John W. Dean III, Cal C. Eller, David T. Gibbons, Lucius W. Hoffa, Jr., Gary F. Mattison, James A. Morgan, Michael E. Naylor, Larry B. Porcellato, Joseph M. Ramos, Leon E. Salomon, Derial H. Sanders, Wolfgang R. Schmitt, and George C. Weigand. Incorporated by reference from Exhibit 10(e) to Form 10-K for the year ended December 31, 1996.

            (10f) Rubbermaid Incorporated 1993 Deferred Compensation Plan. Incorporated by reference to Exhibit A to Proxy Statement for April 27, 1993 Annual Meeting of Shareholders.

            (10g) Employment Agreement with David T. Gibbons. Attached hereto as Exhibit 10(g).

            (10h) Employment Agreement with Charles A. Carroll. Attached hereto as Exhibit 10(h).

            (13) Consolidated financial statements and other data from pages 16 to 35 of the 1997 Annual Report to Shareholders.

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


Date:    March 25, 1998                RUBBERMAID INCORPORATED

                                       By:  /s/ Wolfgang R. Schmitt
                                            ------------------------------
                                            Wolfgang R. Schmitt
                                            Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on March 25, 1998.

/s/ Wolfgang R. Schmitt             Director, Chairman of the Board and
----------------------------        Chief Executive Officer
Wolfgang R. Schmitt

/s/ George C. Weigand               Senior Vice President and
----------------------------        Chief Financial Officer
George C. Weigand


Tom H. Barrett                      Director

Charles A. Carroll                  Director

Scott S. Cowen                      Director

Robert O. Ebert                     Director

Thomas J. Falk                      Director

Robert M. Gerrity                   Director

Karen N. Horn                       Director         By:  /s/ James A. Morgan
                                                          ----------------------
William D. Marohn                   Director              James A. Morgan
                                                          Attorney-in-Fact
Jan Nicholson                       Director

Paul G. Schloemer                   Director

Gordon R. Sullivan                  Director