Form 10-Q
period 1998-04-03
RUBBERMAID INC
filed 1998-05-15
CIK 85627

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 3, 1998

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________________ to __________________

Commission File Number 1-4188
                      --------


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

                                                         Yes    X     No
                                                            --------    --------




Common Shares, Par Value $1.00, Outstanding at April 3, 1998-- 149,807,575

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                    RUBBERMAID INCORPORATED AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (Unaudited)
                (Dollars in thousands except per share amounts)


                                                                                     Three Months Ended
                                                                       -----------------------------------------------
                                                                          April 3, 1998             March 31, 1997
                                                                       --------------------      ---------------------

Net sales                                                                 $        649,718          $        601,688
Cost of sales                                                                      466,585                   432,579
Selling, general, and administrative expenses                                      114,798                   103,363
Restructuring costs                                                                 43,382                       -
Other charges (credits), net:
        Interest expense                                                             9,826                    10,858
        Interest income                                                               (635)                     (288)
        Miscellaneous, net                                                           1,846                       474
                                                                          -----------------         ------------------
                                                                                    11,037                    11,044
                                                                          -----------------         ------------------
Earnings before income taxes                                                        13,916                    54,702
Income taxes                                                                         4,870                    20,677
                                                                          -----------------         ------------------

Net earnings                                                              $          9,046          $         34,025
                                                                          =================         ==================


Basic and diluted net earnings per Common Share                           $            .06          $            .23
                                                                          =================         ==================

Dividends paid per Common Share                                           $            .16          $            .15
                                                                          =================         ==================




See accompanying notes to condensed consolidated financial statements.

                    RUBBERMAID INCORPORATED AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                (Dollars in thousands except per share amounts)


                                                                          April 3, 1998            Dec. 31, 1997
                                                                       --------------------      ----------------
                                                                           (Unaudited)

                                     ASSETS
                                     ------
Current assets:
      Cash and cash equivalents                                           $       25,913          $     114,024
      Receivables, less allowance for doubtful accounts
         of $8,544 in 1998 and $8,882 in 1997                                    502,675                421,911
      Inventories                                                                297,814                250,597
      Other current assets                                                        38,038                 29,672
                                                                          ---------------         ---------------

               Total current assets                                              864,440                816,204

Property, plant, and equipment, net                                              760,486                707,974

Intangible and other assets, net                                                 409,669                399,716
                                                                          ---------------         ---------------

Total Assets                                                              $     2,034,595         $   1,923,894
                                                                          ===============         ===============





                                                                                                          (Continued)

                    RUBBERMAID INCORPORATED AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEET (Continued)
                (Dollars in thousands except per share amounts)


                                                                          April 3, 1998            Dec. 31, 1997
                                                                       --------------------      ----------------
                                                                           (Unaudited)

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
      Notes payable                                                       $      312,347          $     223,744
      Long-term debt, current                                                      2,326                    281
      Payables                                                                   177,807                160,820
      Accrued liabilities                                                        196,980                182,239
                                                                          ---------------         ---------------

               Total current liabilities                                         689,460                567,084

Other deferred liabilities                                                       152,028                153,385
Long-term debt, non-current                                                      152,816                153,163

Shareholders' equity:
      Preferred stock, without par value.
         Authorized 20,000,000 shares; none issued                             -                       -
      Common Shares of $1 par value.
         Authorized 400,000,000 shares; issued
         162,677,082 shares in 1998 and 1997                                     162,677                162,677
      Paid-in capital                                                             65,914                 68,819
      Retained earnings                                                        1,201,244              1,216,166
      Accumulated other comprehensive income                                     (33,318)               (36,682)
      Treasury shares, at cost (12,869,507 shares in
         1998 and 12,975,131 shares in 1997)                                    (356,226)              (360,718)
                                                                          ---------------         ---------------

               Total shareholders' equity                                      1,040,291              1,050,262
                                                                          ---------------         ---------------

Total Liabilities and Shareholders' Equity                                $    2,034,595          $   1,923,894
                                                                          ===============         ===============



See accompanying notes to condensed consolidated financial statements.

                    RUBBERMAID INCORPORATED AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                             (Dollars in thousands)

( ) Denotes decrease in cash and cash equivalents

                                                                                         Three Months Ended
                                                                          ---------------------------------------------
                                                                              April 3, 1998           March 31, 1997
                                                                          ------------------        -------------------
Operating activities:
      Net earnings                                                        $          9,046          $         34,025
      Adjustments to reconcile net earnings to net
         cash provided by operating activities:
               Non-cash restructuring costs                                         32,058                    -
               Depreciation and amortization                                        33,294                    33,599
               Other                                                                 4,348                     4,613
               Changes in:
                      Receivables                                                  (35,965)                  (14,821)
                      Inventories                                                   (8,404)                    1,324
                      Other assets                                                 (11,069)                  (10,527)
                      Payables                                                        (110)                   (1,645)
                      Accrued liabilities                                          (14,089)                  (18,959)
                                                                          -----------------         ------------------
               Net cash provided by operating activities                             9,109                    27,609

Investing activities:
      Capital expenditures                                                         (34,093)                  (41,277)
      Acquisition of business, net of cash                                        (128,344)                   -
      Other, net                                                                    12,324                     8,336
                                                                          -----------------         ------------------
               Net cash used in investing activities                              (150,113)                  (32,941)

Financing activities:
      Net change in notes payable                                                   77,337                    58,238
      Repayment of long-term debt                                                     (511)                   (3,091)
      Cash dividends paid                                                          (23,968)                  (22,495)
      Other, net                                                                        35                      (432)
                                                                          -----------------         ------------------
               Net cash provided by financing activities                            52,893                    32,220
                                                                          -----------------         ------------------

Net change in cash and cash equivalents                                            (88,111)                   26,888

Cash and cash equivalents at beginning of year                                     114,024                    27,599
                                                                          -----------------         ------------------

Cash and cash equivalents at end of period                                $         25,913          $         54,487
                                                                          =================         ==================

Supplemental cash flow information:
      Income taxes paid                                                   $         21,153          $          2,731
      Interest paid                                                       $          8,359          $          8,066
                                                                          =================         ==================

See accompanying notes to condensed consolidated financial statements.

                    RUBBERMAID INCORPORATED AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                             (Dollars in thousands)


(1) In the opinion of management, the information furnished herein includes all the adjustments necessary for a fair presentation of the results for the interim periods, and all such adjustments, other than those described under footnote (7) below, are of a normal recurring nature.

(2) Effective January 1, 1998 the Company changed its fiscal year-end to the Friday nearest to December 31. Correspondingly, fiscal quarters will typically be comprised of 13 weeks each, and for 1998 will end on April 3, 1998; July 3, 1998; October 2, 1998; and January 1, 1999. This change has resulted in three additional days in the first quarter of the current year compared to the same period a year ago.

(3) Basic and diluted net earnings per Common Share are based on the weighted average number of Common Shares outstanding during each period. Average shares used in the calculations were 149,777,365 and 149,898,930 for the respective periods ending April 3, 1998 and March 31, 1997. For the periods presented, the dilutive effect of stock options is not significant.

(4) The actual number of shares outstanding on the respective record dates is as follows:

                              1998                                                 1997
                              ----                                                 ----
              Record Date               No. Shares                  Record Date            No. Shares
              -----------               ----------                  -----------            ----------

              February 6               149,800,456                  February 7             149,975,560


(5)    A summary of inventories follows:

                                                                           April 3, 1998              Dec. 31, 1997
                                                                           -------------              -------------
              FIFO Cost:
                  Raw materials                                                $  74,990                 $  65,411
                  Work-in-process                                                 15,657                     8,571
                  Finished goods                                                 231,468                   201,900
                                                                                 -------                   -------
                                                                                 322,115                   275,882
              Excess of FIFO over LIFO cost                                      (24,301)                  (25,285)
                                                                                --------                  --------
                                                                                $297,814                  $250,597
                                                                                ========                  ========



(6) At April 3, 1998 and December 31, 1997, intangible and other assets, net include the excess of cost over net assets of businesses acquired of $314,019 and $303,618, respectively, net of accumulated amortization of $13,464 and $13,589, respectively.

(7) In January 1998, the Company announced that the Board of Directors authorized the finalization of a major restructuring plan, designed to expand the Company's global market leadership and accelerate quality growth. Major initiatives include the centralization of procurement on a global basis, and the consolidation of manufacturing and distribution worldwide. During the first quarter, the Company recorded a pretax charge of $43,328, $28,198 after-tax, or $.19 per Common
       Share (basic and diluted), in conjunction with the restructuring plan.

                    RUBBERMAID INCORPORATED AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                             (Dollars in thousands)

       The first quarter charge relates primarily to the closure of three facilities, including $32,058 for the write-down of assets to their fair market value. The remaining charge of $11,324 is for severance benefits relating to the elimination of approximately 575 positions, and other restructuring costs.

(8) In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which is effective for fiscal years beginning after December 15, 1997. Comprehensive income includes net income and other revenues, expenses, gains, and losses that are excluded from net income but included as a component of total shareholders' equity. Comprehensive income for the quarters ended April 3, 1998 and March 31, 1997 was $12,410 and $30,802, respectively. The difference between comprehensive income and net income is comprised of the effect of foreign currency translation adjustments and hedging activity in accordance with Financial Accounting Standards Board Statement No. 52, "Foreign Currency Translation." The accumulated balance of foreign currency translation adjustments and hedging activity, excluded from net income, is presented in the Condensed Consolidated Balance Sheet as "Accumulated other comprehensive income."

(9) During January 1998, the Company completed its acquisition of Curver Consumer Products, the European market leader in plastic consumer goods, from DSM N.V. The acquisition includes all Curver facilities, brands, and other assets and liabilities, in a total transaction valued at $128,344, net of cash. The Curver acquisition was accounted for as a purchase and was funded with a combination of debt and cash.

                    RUBBERMAID INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results Of Operations
---------------------

Net sales for the quarter ended April 3, 1998, increased 8% over the first quarter of 1997. Core unit volume grew 8%. Included in the core growth were three additional days in the period versus the prior year, which contributed 3%. Inclusion of the extra days was the result of the Company's change in its fiscal year-end as described in Note 2 to the condensed consolidated financial statements. Additionally, acquisitions, net of divestitures, contributed 3% to net sales. Mitigating these gains were negative price realization and currency translation which in total, had a negative impact of 3%.

Net earnings for the quarter ended April 3, 1998, decreased 73% over the quarter ended March 31, 1997. Included in the results was a pre-tax charge of $43.4 million, $28.2 million after-tax, or $.19 per Common Share (basic and diluted) relating to the Company's restructuring activities (see below). Excluding this expense, net earnings were 9% above the comparable 1997 quarter. This was primarily attributable to the increase in net sales volume partially offset by increases in selling, general, and administrative expenses.

Cost of sales as a percentage of net sales for the quarter ended April 3, 1998, was 71.8% versus 71.9% for the comparable period in 1997. The slight decrease was due primarily to productivity cost improvements across the business and a decline in the price of resin, offset by lower price realization and to a lesser extent, unfavorable product sales mix and the impact of acquisitions, net of divestitures.

Selling, general, and administrative expenses, as a percentage of net sales, were 17.7%, an increase over the 17.2% in the first quarter of 1997. The increase primarily reflects the addition of Curver Consumer Products (Curver), acquired during January 1998 (see below), and its above average level of selling, general, and administrative costs. Additionally, the Company increased its overall spending on marketing and brand building costs.

Restructuring charges incurred during the first quarter of 1998 aggregated to a pretax charge of $43.4 million. The restructuring plan, approved by the Board of Directors in January 1998, seeks to achieve $200 million in savings by the end of the year 2000. The goal is to realize $30 million of savings in 1998, another $100 million in 1999 and the remainder by the end of 2000. The strategic focus of the restructuring is threefold: (1) Centralize the procurement function on a global basis so as to capture the scale advantages of the Company's size; (2) Centralize the strategic management of operations so as to reduce divisional redundancy of assets and more quickly drive best practices on efficiencies, automation, and cost controls throughout the entire business;
(3) Allow divisional management to fully focus on the consumer and customer areas of product development, marketing, customer service, business planning, and category management. On the procurement side, the organizational alignment to a centralized staff is complete. In the area of strategic management of operations, some individual actions have taken place. Specifically, the Company has shut down its home products manufacturing facility in upstate New York and has transferred the equipment to other locations. Sales and administrative staffing in Asia has been reduced and the commercial products manufacturing facility in Australia has been closed. Finally, the Company has sold its interest in the Japanese home products joint venture to its partner and has replaced it with a licensing and technology agreement that maintains brand and consumer continuity in the Japanese retail market.

                    RUBBERMAID INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Other charges, net, were $11.0 million for both the quarters ended April 3, 1998, and March 31, 1997, respectively. Interest expense declined from the prior year primarily due to lower average debt levels. Offsetting this decrease were increases in other charges which include royalties, amortization of goodwill, gains and losses on fixed asset disposals, foreign exchange gains and losses, and other miscellaneous non-operating activities.

The effective tax rate for the first quarter of 1998 was 35.0%, compared with 37.8% in the prior year first quarter. The current year rate has increased from the overall 1997 effective tax rate on operations of 32.4%. In 1997, the Company was able to take advantage of global expansion initiatives that allowed them to enter into rate reducing strategies.


Changes In Financial Condition
------------------------------

During the first quarter of 1998, cash and cash equivalents decreased by $88.1 million as cash used for investing activities, $150.1 million, exceeded cash generated from operations, $9.1 million, and from financing activities, $52.9 million. Cash used for investing activities was primarily the result of the Company's acquisition of Curver as well as investments in capital expenditures. Cash generated from operations was primarily the result of net earnings and non-cash charges relating to restructuring, depreciation and amortization exceeding the increase in working capital. Cash provided from financing activities primarily consisted of increases in notes payable less cash dividends paid to shareholders.

Other
-----

In January 1998, the Company's acquisition of Curver from DSM N.V., a Dutch chemical and materials company was completed. Curver, based in Goirle, The Netherlands, is Europe's largest producer of plastic consumer products for indoor and outdoor use sold through retail channels. This acquisition had a slightly dilutive effect on the Company's first quarter 1998 results of operations. See Note 9 to the condensed consolidated financial statements.

During March 1998, the Company announced its intention to sell the decorative covering product line to Decora. This transaction closed early in the second quarter.

                           PART II. OTHER INFORMATION


Item 6.       Exhibit and Reports on Form 8-K.

              (a) Exhibit 27.  Financial Data Schedule.

              (b) There were no reports on Form 8-K for the three months ended
                  April 3, 1998.





                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              RUBBERMAID INCORPORATED
                                              -----------------------
                                                   (Registrant)

DATE:            May 14, 1998                      /s/  James A. Morgan
           -------------------------         --------------------------------
                                                        James A. Morgan
                                                      Senior Vice President,
                                                 General Counsel and Secretary

DATE:            May 14, 1998                      /s/  George C. Weigand
           -------------------------         ----------------------------------
                                                        George C. Weigand
                                                     Senior Vice President and
                                                       Chief Financial Officer