Form 10-Q
period 1998-07-03
RUBBERMAID INC
filed 1998-08-13
CIK 85627

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 3, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________________ to __________________

Commission File Number 1-4188
                       -------


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



Common Shares, Par Value $1.00, Outstanding at July 3, 1998 -- 149,949,675

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                    RUBBERMAID INCORPORATED AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (Unaudited)
                 (Dollars in thousands except per share amounts)


                                                          Three Months Ended
                                                   ----------------------------------
                                                    July 3, 1998       June 30, 1997
                                                   --------------      --------------

Net sales                                              $ 658,529         $ 640,379
Cost of sales                                            466,990           466,364
Selling, general, and administrative expenses            117,443           107,198
Restructuring costs                                        8,546            16,000
Other charges (credits), net:
        Interest expense                                   9,867            10,521
        Interest income                                     (688)             (182)
        Miscellaneous, net                               (24,436)          (52,826)
                                                       ---------         ---------
                                                         (15,257)          (42,487)
                                                       ---------         ---------
Earnings before income taxes                              80,807            93,304
Income taxes                                              28,283            46,709
                                                       ---------         ---------

Net earnings                                           $  52,524         $  46,595
                                                       =========         =========


Basic and diluted net earnings per Common Share        $     .35         $     .31
                                                       =========         =========

Dividends paid per Common Share                        $     .16         $     .15
                                                       =========         =========



See accompanying notes to condensed consolidated financial statements.

                    RUBBERMAID INCORPORATED AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (Unaudited)
                 (Dollars in thousands except per share amounts)


                                                              Six Months Ended
                                                      ----------------------------------
                                                       July 3, 1998       June 30, 1997
                                                      --------------      --------------

Net sales                                              $ 1,308,247         $ 1,242,067
Cost of sales                                              933,575             898,877
Selling, general, and administrative expenses              232,241             210,561
Restructuring costs                                         51,928              16,000
Other charges (credits), net:
        Interest expense                                    19,693              21,379
        Interest income                                     (1,323)               (470)
        Miscellaneous, net                                 (22,590)            (52,286)
                                                       -----------         -----------
                                                            (4,220)            (31,377)
                                                       -----------         -----------
Earnings before income taxes                                94,723             148,006
Income taxes                                                33,153              67,386
                                                       -----------         -----------

Net earnings                                           $    61,570         $    80,620
                                                       ===========         ===========


Basic and diluted net earnings per Common Share        $       .41         $       .54
                                                       ===========         ===========

Dividends paid per Common Share                        $       .32         $       .30
                                                       ===========         ===========



See accompanying notes to condensed consolidated financial statements.

                    RUBBERMAID INCORPORATED AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                 (Dollars in thousands except per share amounts)


                                                               July 3, 1998     Dec. 31, 1997
                                                             ---------------   ---------------
                                                              (Unaudited)

                                     Assets
                                     ------

Current assets:
      Cash and cash equivalents                                $   46,677        $  114,024
      Receivables, less allowance for doubtful accounts
         of $8,572 in 1998 and $8,882 in 1997                     534,740           421,911
      Inventories                                                 311,946           250,597
      Other current assets                                         40,242            29,672
                                                               ----------        ----------

               Total current assets                               933,605           816,204

Property, plant, and equipment, net                               784,405           707,974

Intangible and other assets, net                                  462,968           399,716
                                                               ----------        ----------

Total Assets                                                   $2,180,978        $1,923,894
                                                               ==========        ==========





                                                                     (Continued)

                    RUBBERMAID INCORPORATED AND SUBSIDIARIES

                 (Dollars in thousands except per share amounts)


                                                                  July 3, 1998       Dec. 31, 1997
                                                                 --------------     ---------------
                                                                  (Unaudited)
                      Liabilities and Shareholders' Equity
                      ------------------------------------

Current liabilities:
      Notes payable                                               $   394,600         $   223,744
      Long-term debt, current                                           2,305                 281
      Payables                                                        204,018             160,820
      Accrued liabilities                                             216,325             182,239
                                                                  -----------         -----------

               Total current liabilities                              817,248             567,084

Other deferred liabilities                                            166,556             153,385
Long-term debt, non-current                                           152,690             153,163

Shareholders' equity:
      Preferred stock, without par value
         Authorized 20,000,000 shares; none issued                          -                   -
      Common Shares of $1 par value
         Authorized 400,000,000 shares; issued
         162,677,082 shares in 1998 and 1997                          162,677             162,677
      Paid-in capital                                                  65,510              68,819
      Retained earnings                                             1,205,810           1,216,166
      Accumulated other comprehensive income                          (36,501)            (36,682)
      Treasury shares, at cost (12,727,407 shares in
         1998 and 12,975,131 shares in 1997)                         (353,012)           (360,718)
                                                                  -----------         -----------

               Total shareholders' equity                           1,044,484           1,050,262
                                                                  -----------         -----------

Total Liabilities and Shareholders' Equity                        $ 2,180,978         $ 1,923,894
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

                    RUBBERMAID INCORPORATED AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                             (Dollars in thousands)

 ( ) Denotes decrease in cash and cash equivalents

                                                                      Six Months Ended
                                                              ---------------------------------
                                                                July 3, 1998     June 30, 1997
                                                              ----------------   --------------
Operating activities:
      Net earnings                                               $  61,570         $  80,620
      Adjustments to reconcile net earnings to net
         cash provided by operating activities:
               Non-cash restructuring costs                         32,197            16,000
               Gain on sale of business                            (24,141)         (134,447)
               Asset impairment charges                                  -            81,000
               Depreciation and amortization                        66,160            63,839
               Other                                                 3,005             4,759
               Changes in:
                      Receivables                                  (50,518)           (3,304)
                      Inventories                                   (8,783)           11,647
                      Other assets                                 (12,740)           (7,877)
                      Payables                                      (5,198)           (7,269)
                      Accrued liabilities                          (10,461)          (11,399)
                                                                 ---------         ---------
               Net cash provided by operating activities            51,091            93,569
Investing activities:
      Capital expenditures                                         (72,345)          (80,735)
      Acquisition of businesses, net of cash                      (211,894)                -
      Net proceeds from sale of business                            51,262           246,500
      Other, net                                                     3,599             9,974
                                                                 ---------         ---------
                 Net cash provided by (used in) investing
                         activities                               (229,378)          175,739
Financing activities:
      Net change in notes payable                                  159,590          (213,837)
      Proceeds from long-term debt                                   8,643                 -
      Repayment of long-term debt                                   (9,481)           (1,912)
      Cash dividends paid                                          (47,899)          (44,985)
      Other, net                                                        87               320
                                                                 ---------         ---------
               Net cash provided by (used in) financing
                         activities                                110,940          (260,414)
                                                                 ---------         ---------
Net change in cash and cash equivalents                            (67,347)            8,894
Cash and cash equivalents at beginning of year                     114,024            27,599
                                                                 ---------         ---------
Cash and cash equivalents at end of period                       $  46,677         $  36,493
                                                                 =========         =========

Supplemental cash flow information:
      Income taxes paid                                          $  35,155         $  25,837
      Interest paid                                              $  18,355         $  20,869
                                                                 =========         =========


See accompanying notes to condensed consolidated financial statements.

                    RUBBERMAID INCORPORATED AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                (Dollars in thousands except per share amounts)


(1) In the opinion of management, the information furnished herein includes all the adjustments necessary for a fair presentation of the results for the interim periods, and all such adjustments, other than those described under footnote (7) below, are of a normal recurring nature.

(2) Effective January 1, 1998, the Company changed its fiscal year-end to the Friday nearest to December 31. Correspondingly, fiscal quarters will typically be comprised of 13 weeks each, and for 1998 will end on April 3, 1998; July 3, 1998; October 2, 1998; and January 1, 1999. This change has resulted in three additional days during both the first quarter of fiscal 1998 and the six months ended July 3, 1998, compared to the same periods in the prior year.

(3) Basic and diluted net earnings per Common Share are based on the weighted average number of Common Shares outstanding during each period. Average shares used in the calculations were 149,867,822 and 149,918,851 for the respective 1998 and 1997 three-month periods and 149,824,739 and 149,906,300 for the respective six-month periods. For the periods presented, the dilutive effect of stock options is not significant.

(4) The actual number of shares outstanding on the respective record dates is as follows:

                             1998                                                 1997
                             ----                                                 ----
              Record Date               No. Shares                  Record Date            No. Shares
              -----------               ----------                  -----------            ----------

              February 6               149,800,456                  February 7             149,975,560
              May 15                   149,849,381                  May 16                 149,916,146

(5) A summary of inventories follows:

                                                                               July 3, 1998             Dec. 31, 1997
                                                                               ------------             -------------
              FIFO Cost:
                  Raw materials                                                $  72,947                 $  65,411
                  Work-in-process                                                 14,168                     8,571
                  Finished goods                                                 245,413                   201,900
                                                                                 -------                   -------
                                                                                 322,528                   275,882
              Excess of FIFO over LIFO cost                                      (20,582)                  (25,285)
                                                                                --------                  --------
                                                                                $311,946                  $250,597
                                                                                 =======                   =======

(6) At July 3, 1998 and December 31, 1997, intangible and other assets, net include the excess of cost over net assets of businesses acquired of $365,737 and $303,618, respectively, net of accumulated amortization of $15,583 and $13,589, respectively.

(7) In January 1998, the Company announced that the Board of Directors authorized the completion of a major restructuring plan, designed to expand the Company's global market leadership and accelerate quality growth. Major initiatives include the centralization of procurement on a global basis and the consolidation of manufacturing and distribution worldwide. During the second quarter, the Company recorded a pretax charge of $8,546, or $.04 per Common Share, in conjunction with the restructuring plan.

                    RUBBERMAID INCORPORATED AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                (Dollars in thousands except per share amounts)



       For the six months ended July 3, 1998 the pretax restructuring charge is $51,928, or $.23 per Common Share. This charge relates primarily to the closure of three facilities, including $32,197 for the write-down of assets to their fair market value. Other restructuring costs cover severance benefits relating to the elimination of approximately 575 positions, expenditures incurred for the consolidation review of operations and distribution facilities in North America and Europe, and other restructuring activities.

(8) In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which is effective for fiscal years beginning after December 15, 1997. Comprehensive income includes net income and other revenues, expenses, gains, and losses that are excluded from net income but included as a component of total shareholders' equity. Comprehensive income for the quarters ended July 3, 1998 and June 30, 1997 was $49,341 and $47,205, respectively, while, for the six-month periods then ended, comprehensive income was $61,751 and $78,007, respectively. The difference between comprehensive income and net income is comprised of the effect of foreign currency translation adjustments and hedging activity in accordance with Financial Accounting Standards Board Statement No. 52, "Foreign Currency Translation." The accumulated balance of foreign currency translation adjustments and hedging activity, excluded from net income, is presented in the Condensed Consolidated Balance Sheet as "Accumulated other comprehensive income."

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

(10) In April 1998, the Company sold the assets representing the operations of the decorative coverings product line to Decora Industries, Inc., a global manufacturer and supplier of consumer decorative self-adhesive products and surface coverings. The net proceeds from this sale of $51,262 resulted in a pretax gain of $24,141, or $.10 per Common Share for the quarter ended July 3, 1998.

(11) The Company acquired certain assets of Century Products Company (Century) in June 1998 from Wingate Partners, a Dallas-based private equity investment partnership. Century is a producer and marketer of infant products, including car seats and car seat strollers. The transaction, valued at $77,550, includes the purchase of operations in Canton, Macedonia, and Twinsburg, Ohio and in Mexico, as well as associated working capital and brand names. The Century acquisition was accounted for as a purchase and was funded with debt.

                    RUBBERMAID INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Net sales for the quarter ended July 3, 1998, increased 3% over the second quarter of 1997. Core unit volume grew 1%. Acquisitions, net of divestitures, contributed 5% to net sales. Mitigating these gains were negative price realization and currency translation which in total, had a negative impact of 3%. The core volume at both the Juvenile Products and Graco Children's Products businesses was unfavorably impacted by a major customer's change in buying practices. Overall, this customer's inventory control strategy negatively impacted core growth by approximately 2%. For the six-month period ended July 3, 1998, net sales increased by 5%. Acquisitions, net of divestitures, contributed 4% and core unit volume 4%, offset by negative price realization and currency translation of 3%.

Net earnings for the quarter ended July 3, 1998, increased 13% over the quarter ended June 30, 1997. Included in the 1998 quarterly results was a non-operating pretax gain of $24.1 million offset by a $8.5 million pretax restructuring charge. The prior year results include a non-operating, pretax gain of $134.4 million offset by a $16 million pretax restructuring charge and an $81 million pretax asset impairment charge. Excluding both the current year and prior year restructuring and the non-operating items, net earnings per share were 16% above the comparable 1997 quarter. For the six-month period ended July 3, 1998, the pretax restructuring charge aggregates to $51.9 million. Excluding restructuring and the non-operating items, net earnings per share were 13% above the six-month 1997 period. This was primarily attributable to the increase in net sales volume and resin deflation, partially offset by higher selling, general, and administrative expenses which were impacted by acquisitions and increased consumer advertising spending.

Cost of sales as a percentage of net sales for three-month and six-month periods ended July 3, 1998, was 70.9% and 71.4%, respectively, compared to 72.8% and 72.4% for the comparable 1997 periods. The decrease was due primarily to productivity cost improvements across the business and a decline in the price of resin, offset by lower price realization and to a lesser extent, unfavorable product sales mix and the impact of acquisitions, net of divestitures.

Selling, general, and administrative expenses, as a percentage of net sales, was 17.8% for both the three-month and six-month periods ended July 3, 1998, compared with 16.7% and 17.0% for the comparable 1997 periods. The increase primarily reflects the addition of Curver Consumer Products (Curver), acquired during January 1998 (see the Notes to the Condensed Consolidated Financial Statements for further information), and its above average level of selling, general, and administrative costs. Additionally, the Company increased its overall spending on marketing and brand building programs.

Restructuring charges incurred during the second quarter of 1998 aggregated to a pretax charge of $8.5 million, or $.04 per Common Share. Year-to-date, the pretax charges totaled $51.9 million, or $.23 per Common Share. The restructuring plan, approved by the Board of Directors in January 1998, seeks to achieve $200 million in savings by the end of the year 2000. The goal is to realize $30 million of savings in 1998, another $100 million in 1999 and the remainder by the end of 2000. The strategic focus of the restructuring is threefold: (1) Centralize the procurement function on a global basis so as to capture the scale advantages of the Company's size; (2) Centralize the strategic management of operations so as to reduce divisional redundancy of assets and more quickly drive best practices on efficiencies, automation, and cost controls throughout the entire business; (3) Allow divisional management to fully focus on the consumer and customer areas of product development, marketing, customer service, business planning, and category management. The costs incurred in the second quarter primarily reflect the expenses associated with projects that commenced in the first quarter. The centralization of the procurement organization was completed near the end of the first quarter. In the area of strategic management of operations, no significant new projects began in the second quarter. Rather, the focus has been on completing those projects that were started in the first quarter as well as to further analyze the manufacturing and distribution strategies that will best accomplish the Company's vision. The review of the operations and distribution facilities in Europe has been completed and specific actions will commence in the second half of this year. Restructuring charges of $16 million incurred in the second quarter of 1997 related to the completion of the 1995 realignment program.

Other charges (credits), net, was a credit of $15.3 million for the three-month period ended July 3, 1998 versus a credit of $42.5 for the comparable period in 1997. For the six-month period ended July 3, 1998, other charges (credits), net, was a credit of $4.2 million versus a credit of $31.4 million for the first half of 1997. For the quarter, interest expense was $9.9 million, down from $10.5 million in 1997. Year-to-date, interest was $19.7 million versus $21.4 million for the first six months of 1997. Lower interest rates and the proceeds on the sale of the decorative coverings product line offset the incremental increase due to the financing of the Curver and Century transactions. Other items totaled $24.4 million of income versus $52.8 million in 1997. The current year credit reflects a $24.1 million pretax gain on the sale of the decorative coverings product line. The 1997 amount includes a $134.4 million pretax gain on the divestiture of the Office Products business offset by a charge of $81 million relating to asset impairments.

The effective tax rate for the second quarter and the year-to-date of 1998 was 35.0%, compared with 50.1% in the prior year second quarter and 45.5% for the 1997 year-to-date. The 1997 second quarter, and year-to-date rate was impacted by the non-operating activities in the second quarter. The current year rate has increased from the overall 1997 effective tax rate on operations of 32.4%. In 1997, the Company was able to take advantage of global expansion initiatives that allowed it to enter into rate reducing strategies that continue, but to a lesser extent, in 1998.

Changes in Financial Condition
------------------------------

During the first six months of 1998, cash and cash equivalents decreased by $67.3 million as cash used in investing activities, $229.3 million, exceeded cash provided by operations, $51.1 million, and from financing activities, $110.9 million. Cash used for investing activities was primarily the result of the Company's acquisition of Curver and Century as well as investments in capital expenditures. Cash provided by operations was primarily the result of net earnings, excluding the gain on the sale of the decorative coverings product line, non-cash charges relating to restructuring costs, and depreciation and amortization exceeding the increase in working capital. Cash provided from financing activities primarily consisted of increases in notes payable less cash dividends paid to shareholders.

Other Matters
-------------

Business Development

During the second quarter of 1998, the Company acquired Century Products. Headquartered in Macedonia, Ohio, Century is a leading producer of infant products such as car seats and car seat strollers. This acquisition had no material effect on the Company's second quarter results of operations. Also during the second quarter, the sale of the decorative coverings product line to Decora Industries, Inc. was closed. For further information on both of these transactions, see the Notes to the Condensed Consolidated Financial Statements.

Year 2000

During 1996, the Company conducted a comprehensive review of its information systems to identify potential Year 2000 issues. Several of the Company's business units will be transitioned to a new Year 2000 compliant system prior to 2000. The Company has developed contingency plans in each of the business units to correct and upgrade those existing systems where potential failures could occur should the targeted implementation dates of the new system not be met or if the implementation dates are after the end of the century.

A Corporate Oversight Committee (COC) has been formed to deal with both non-information technology (non-IT) and information technology (IT) issues. Its members represent all major functional areas within the Company. The COC has developed an initial Year 2000 concerns list, conducted strategic planning sessions, launched a Corporate Year 2000 Awareness program and corresponded with suppliers requesting Year 2000 certification. Visits with major customers are planned for the near future to discuss, identify, test and remediate, if required, potential issues. The COC has appointed a facilitator within each business who is responsible for identifying potential impacts on both IT and non-IT systems at their specific business, prioritizing each risk, and developing and implementing remediation plans where necessary. The COC is currently focusing on identification of any significant non-IT system issues and remediation or contingency requirements associated with identified issues.

The Company presently believes that, with converting to a new global information system, modifications to existing software for business units with implementation dates close to or after the end of the century, and the current focus on non-IT issues, the Year 2000 issue will not pose significant operational problems for the Company.

To date the funds which have been spent on specific Year 2000 issues have not been material to the Company and based upon issues which have been identified to date, future costs associated with the matter are not expected to have a material impact on the business. While the Company is confident that the Year 2000 issues are manageable and will be dealt with in a timely fashion, this conclusion is forward looking and involves uncertainty and risks. The ultimate result may be impacted by a variety of factors such as, but not limited to, timely implementation of the new information system and remediation of those systems which will not be converted by 2000, the failure to identify problems associated with non-IT systems which could materially impact the Company's ability to transact its business and problems associated with supplier or customer information systems which could have a similar impact.

Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), which is effective in 2000. FAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies under the standard for hedge accounting. The Company is currently assessing the effect of this standard, but does not anticipate a material impact on the results of operations.

                           PART II. OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders:

              At the Annual Meeting of Shareholders held on April 28, 1998, the Shareholders of Registrant elected four Directors to the Class of Directors whose terms expire in 2001 with voting results as indicated:

                  Directors             No. of Votes For    No. of Votes Withheld
                  ---------             ----------------    ---------------------

              Tom H. Barrett               130,859,077            1,723,715
              Charles A. Carroll           130,860,064            1,722,728
              Thomas J. Falk               130,866,078            1,716,714
              Steven A. Minter             130,846,844            1,735,948

Item 5.       Other Information

              Pursuant to rules of the Securities and Exchange Commission, if a shareholder fails to notify Registrant prior to January 27, 1999, of the shareholder's intention to submit a proposal at the 1999 Annual Meeting of Shareholders, management proxies will use their discretionary voting authority with regard to such proposal if it is raised at the Annual Meeting.

Item 6.       Exhibit and Reports on Form 8-K

              (a) Exhibit 27.  Financial Data schedule.

              (b) There were no reports on Form 8-K filed for the quarter ended
                  July 3, 1998.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            RUBBERMAID INCORPORATED

DATE:       August 11, 1998                       (s)   James A. Morgan
        --------------------------                ------------------------------
                                                        James A. Morgan
                                                      Senior Vice President,
                                                 General Counsel and Secretary

DATE:       August 11, 1998                       (s)    George C. Weigand
        --------------------------                ------------------------------
                                                        George C. Weigand
                                                     Senior Vice President and
                                                       Chief Financial Officer