Form 10-Q
period 1998-10-02
RUBBERMAID INC
filed 1998-11-05
CIK 85627

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 2, 1998

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



Common Shares, Par Value $1.00, Outstanding at October 2, 1998 -- 149,975,785

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                    RUBBERMAID INCORPORATED AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (Unaudited)
                 (Dollars in thousands except per share amounts)

                                                                   Three Months Ended
                                                           ------------------------------------
                                                           Oct. 2, 1998          Sept. 30, 1997
                                                           ------------          --------------
Net sales                                                    $ 628,582               $ 583,349
Cost of sales                                                  449,989                 429,113
Selling, general and administrative expenses                   121,564                 103,668
Restructuring costs                                             21,812                      --
Other charges (credits), net:
        Interest expense                                         9,941                   7,998
        Interest income                                           (516)                   (444)
        Miscellaneous, net                                      (1,159)                  2,557
                                                             ---------               ---------
                                                                 8,266                  10,111
                                                             ---------               ---------
Earnings before income taxes                                    26,951                  40,457
Income taxes                                                     9,433                  10,331
                                                             ---------               ---------

Net earnings                                                 $  17,518               $  30,126
                                                             =========               =========


Basic and diluted net earnings per Common Share              $     .12               $     .20
                                                             =========               =========

Dividends paid per Common Share                              $     .16               $     .15
                                                             =========               =========



See accompanying notes to condensed consolidated financial statements.

                    RUBBERMAID INCORPORATED AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (Unaudited)
                 (Dollars in thousands except per share amounts)

                                                                       Nine Months Ended
                                                            ----------------------------------------
                                                            Oct. 2, 1998             Sept. 30, 1997
                                                            ------------             --------------
Net sales                                                    $1,936,829               $1,825,416
Cost of sales                                                 1,383,564                1,327,990
Selling, general and administrative expenses                    353,805                  314,229
Restructuring costs                                              73,740                   16,000
Other charges (credits), net:
        Interest expense                                         29,634                   29,377
        Interest income                                          (1,839)                    (914)
        Miscellaneous, net                                      (23,749)                 (49,729)
                                                             ----------               ----------
                                                                  4,046                  (21,266)
                                                             ----------               ----------
Earnings before income taxes                                    121,674                  188,463
Income taxes                                                     42,586                   77,717
                                                             ----------               ----------

Net earnings                                                 $   79,088               $  110,746
                                                             ==========               ==========


Basic and diluted net earnings per Common Share              $      .53               $      .74
                                                             ==========               ==========

Dividends paid per Common Share                              $      .48               $      .45
                                                             ==========               ==========



See accompanying notes to condensed consolidated financial statements.

                    RUBBERMAID INCORPORATED AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                 (Dollars in thousands except per share amounts)


                                                                    Oct. 2, 1998           Dec. 31, 1997
                                                                    ------------           -------------
                                                                     (Unaudited)
                                     Assets
                                     ------
Current assets:
      Cash and cash equivalents                                      $   35,528              $  114,024
      Receivables, less allowance for doubtful accounts
         of $9,487 in 1998 and $8,882 in 1997                           493,670                 391,282
      Inventories                                                       311,189                 250,597
      Other current assets                                              112,454                  60,301
                                                                     ----------              ----------

               Total current assets                                     952,841                 816,204

Property, plant and equipment, net                                      784,228                 707,974

Intangible and other assets, net                                        445,995                 399,716
                                                                     ----------              ----------

Total Assets                                                         $2,183,064              $1,923,894
                                                                     ==========              ==========



                                                                     (Continued)

                    RUBBERMAID INCORPORATED AND SUBSIDIARIES

                 (Dollars in thousands except per share amounts)

                                                                  Oct. 2, 1998             Dec. 31, 1997
                                                                  ------------             -------------
                                                                  (Unaudited)
                      Liabilities and Shareholders' Equity
                      ------------------------------------
Current liabilities:
      Notes payable                                               $  434,128               $  223,744
      Long-term debt, current                                            251                      281
      Payables                                                       154,928                  160,820
      Accrued liabilities                                            213,014                  182,239
                                                                  ----------               ----------

               Total current liabilities                             802,321                  567,084

Other deferred liabilities                                           171,302                  153,385
Long-term debt, non-current                                          152,556                  153,163

Shareholders' equity:
      Preferred stock, without par value
         Authorized 20,000,000 shares; none issued                        --                       --
      Common Shares of $1 par value
         Authorized 400,000,000 shares; issued
         162,677,082 shares in 1998 and 1997                         162,677                  162,677
      Paid-in capital                                                 64,867                   68,819
      Retained earnings                                            1,223,299                1,216,166
      Accumulated other comprehensive income                         (40,595)                 (36,682)
      Treasury shares, at cost (12,701,297 shares in
         1998 and 12,975,131 shares in 1997)                        (353,363)                (360,718)
                                                                  ----------               ----------

               Total shareholders' equity                          1,056,885                1,050,262
                                                                  ----------               ----------

Total Liabilities and Shareholders' Equity                        $2,183,064               $1,923,894
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

                    RUBBERMAID INCORPORATED AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                             (Dollars in thousands)

 ( ) Denotes decrease in cash and cash equivalents

                                                                              Nine Months Ended
                                                                      -------------------------------------
                                                                      Oct. 2, 1998           Sept. 30, 1997
                                                                      ------------           --------------
Operating activities:
      Net earnings                                                     $  79,088               $ 110,746
      Adjustments to reconcile net earnings to net
         cash provided by operating activities:
               Non-cash restructuring costs                               32,197                  16,000
               Gain on sale of businesses                                (24,141)               (134,447)
               Asset impairment charges                                       --                  81,000
               Depreciation and amortization                              98,147                  92,757
               Other                                                      10,172                   8,462
               Changes in:
                      Receivables                                        (35,581)                  5,516
                      Inventories                                        (11,888)                 (4,142)
                      Other assets                                       (34,959)                (14,596)
                      Payables                                           (30,321)                (30,627)
                      Accrued liabilities                                (11,184)                (13,865)
                                                                       ---------               ---------
               Net cash provided by operating activities                  71,530                 116,804
Investing activities:
      Capital expenditures                                              (119,828)               (109,961)
      Acquisition of businesses, net of cash                            (216,965)                     --
      Net proceeds from sale of businesses                                62,262                 246,500
      Other, net                                                             118                   5,587
                                                                       ---------               ---------
               Net cash provided by (used in) investing
                         activities                                     (274,413)                142,126
Financing activities:
      Net change in notes payable                                        199,118                (164,169)
      Proceeds from long-term debt                                         8,471                      --
      Repayment of long-term debt                                        (11,497)                 (1,973)
      Cash dividends paid                                                (71,895)                (67,455)
      Common Shares repurchased                                               --                  (2,575)
      Other, net                                                             190                    (308)
                                                                       ---------               ---------
               Net cash provided by (used in) financing
                         activities                                      124,387                (236,480)
                                                                       ---------               ---------
Net change in cash and cash equivalents                                  (78,496)                 22,450
Cash and cash equivalents at beginning of year                           114,024                  27,599
                                                                       ---------               ---------
Cash and cash equivalents at end of period                             $  35,528               $  50,049
                                                                       =========               =========


Supplemental cash flow information:
      Income taxes paid                                                $  50,460               $  27,742
      Interest paid                                                    $  23,960               $  26,528
                                                                       =========               =========



See accompanying notes to condensed consolidated financial statements.

                    RUBBERMAID INCORPORATED AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                (Dollars in thousands except per share amounts)


(1) In the opinion of management, the information furnished herein includes all the adjustments necessary for a fair presentation of the results for the interim periods, and all such adjustments, other than those described under footnote (8) below, are of a normal recurring nature.

(2) Effective January 1, 1998, the Company changed its fiscal year-end to the Friday nearest to December 31. Correspondingly, fiscal quarters will typically be comprised of 13 weeks each and for 1998 will end on April 3, 1998; July 3, 1998; October 2, 1998; and January 1, 1999. This change has resulted in one less day in the third quarter and two additional days in the nine months ended October 2, 1998, compared to the same periods in the prior year.

(3) Certain reclassifications were made to the 1997 financial statements to conform to the current year presentation.

(4) Basic and diluted net earnings per Common Share are based on the weighted average number of Common Shares outstanding during each period. Average shares used in the calculations were 149,968,518 and 149,829,683 for the respective 1998 and 1997 three-month periods and 149,869,757 and 149,875,244 for the respective nine-month periods. For the periods presented, the dilutive effect of stock options is not significant.

(5) The actual number of shares outstanding on the respective record dates is as follows:

                              1998                                                 1997
                              ----                                                 ----
              Record Date               No. Shares                  Record Date            No. Shares
              -----------               ----------                  -----------            ----------
              February 6               149,800,456                  February 7              149,975,560
              May 15                   149,849,381                  May 16                  149,916,146
              August 14                149,974,158                  August 15               149,804,652

(6)  A summary of inventories follows:

                                                         Oct. 2, 1998              Dec. 31, 1997
                                                         ------------              -------------
              FIFO Cost:
                  Raw materials                           $  78,176                 $  65,411
                  Work-in-process                            16,262                     8,571
                  Finished goods                            235,161                   201,900
                                                            -------                   -------
                                                            329,599                   275,882
              Excess of FIFO over LIFO cost                 (18,410)                  (25,285)
                                                           --------                  --------
                                                           $311,189                  $250,597
                                                           ========                  ========

(7) At October 2, 1998 and December 31, 1997, intangible and other assets, net, include the excess of cost over fair value of net assets of businesses acquired of $367,706 and $303,618, respectively, net of accumulated amortization of $17,976 and $13,589, respectively.

                    RUBBERMAID INCORPORATED AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                (Dollars in thousands except per share amounts)

(8) In January 1998, the Company announced that the Board of Directors authorized the completion of a major restructuring plan, designed to expand the Company's global market leadership and accelerate quality growth. Major initiatives include the centralization of procurement on a global basis and the consolidation of manufacturing and distribution worldwide. During the third quarter, the Company recorded a pretax charge of $21,812, or $14,178 after-tax, or $.09 per Common Share, in conjunction with the restructuring plan.

     For the nine months ended October 2, 1998 the pretax restructuring charge is $73,740, or $47,931 after-tax, or $.32 per Common Share. This charge relates primarily to the closure of four facilities, including $32,197 for the write-down of assets to their fair market value. Restructuring costs also include severance benefits relating to the elimination of approximately 600 positions, expenditures incurred for the review of consolidated operations and distribution facilities in North America and Europe and other restructuring activities.

(9) In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which is effective for fiscal years beginning after December 15, 1997. Comprehensive income includes net earnings and other revenues, expenses, gains, and losses that are excluded from net earnings but included as a component of total shareholders' equity. Comprehensive income for the quarters ended October 2, 1998 and September 30, 1997 was $13,424 and $29,757, respectively, while, for the nine-month periods then ended, comprehensive income was $75,175 and $107,764, respectively. The difference between comprehensive income and net earnings is comprised of the effect of foreign currency translation adjustments and hedging activity in accordance with Financial Accounting Standards Board Statement No. 52, "Foreign Currency Translation." The accumulated balance of foreign currency translation adjustments and hedging activity, excluded from net earnings, is presented in the Condensed Consolidated Balance Sheet as "Accumulated other comprehensive income."

                    RUBBERMAID INCORPORATED AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                (Dollars in thousands except per share amounts)

(10) During January 1998, the Company completed its acquisition of Curver Consumer Products, the European market leader in plastic consumer goods, from DSM N.V. The acquisition includes all Curver facilities, brands, and other assets and liabilities, in a total transaction valued at $128,344, net of cash. The Curver acquisition was accounted for as a purchase and was funded with a combination of debt and cash.

     In June 1998, the Company acquired certain assets of Century Products Company (Century) from Wingate Partners, a Dallas-based private equity investment partnership. Century is a producer and marketer of infant products, including car seats and car seat strollers. The transaction, valued at $82,596, includes the purchase of operations in Canton, Macedonia, and Twinsburg, Ohio and in Mexico, as well as associated working capital and brand names. The Century acquisition was accounted for as a purchase and was funded with debt.

     The operating results of these acquisitions have been included in the consolidated financial statements since their dates of acquisition. On a pro forma basis, if the results of operations of these acquisitions had been combined with the Company's results since January 1, 1997, net sales, net earnings and per share amounts would not have been materially different.

     The excess of cost over fair value of net assets acquired in these acquisitions was $86,505.

(11) In April 1998, the Company sold the assets representing the operations of the decorative coverings product line to Decora Industries, Inc., a global manufacturer and supplier of consumer decorative self-adhesive products and surface coverings. The net proceeds from this sale of $51,262 resulted in a pretax gain of $24,141, or $.10 per Common Share for the quarter ended July 3, 1998.

(12) On October 21, 1998, the Company announced that it had entered into a definitive agreement and plan of merger pursuant to which Rubbermaid will become a wholly owned subsidiary of Newell Co. through a tax-free exchange of shares. The transaction will be accounted for as a pooling-of-interests.

     The merger agreement, which has been approved unanimously by the boards of directors of both companies, calls for Rubbermaid shareholders to receive
     0.7883 shares of Newell common stock for each share of Rubbermaid common stock they own. Newell will issue approximately 118 million shares of common stock to Rubbermaid shareholders and will assume approximately $500 million in net debt. Rubbermaid shareholders will own approximately 40 percent of the combined company. The transaction is subject to normal regulatory approvals and to the approval of Rubbermaid and Newell shareholders and is expected to close in January 1999.

                    RUBBERMAID INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Net sales for the quarter ended October 2, 1998, increased 8% over the third quarter of 1997. Core unit volume grew 5%. Acquisitions, net of divestitures, contributed 7% to net sales. Mitigating these gains were price realization and currency translation which in total, had a negative impact of 4%. The core volume at the Juvenile Products business continued to be unfavorably impacted by a major customer's change in buying practices, which negatively affected consolidated net sales by 1%. The Home Products business experienced slower than expected volume growth due to an overall slowing of demand at retail coupled with retailer inventory controls. Additionally, core growth was negatively impacted 1% due to the loss of sales related to a fire at the Company's Commercial Play Systems facility in Farmington, Missouri. For the nine-month period ended October 2, 1998, net sales increased by 6%. Acquisitions, net of divestitures, contributed 5% and core unit volume 4%, offset by negative price realization and currency translation of 3%.

Net earnings for the quarter ended October 2, 1998, decreased 42% from the quarter ended September 30, 1997. Included in the 1998 quarterly results was a pretax charge of $21.8 million relating to the Company's restructuring activities (see below). Excluding this expense, net earnings were 5% above the comparable 1997 quarter. For the nine-month period ended October 2, 1998, net earnings decreased 29% from the nine-month period ended September 30, 1997. Included in the 1998 results was a non-operating pretax gain on the sale of the decorative coverings product line of $24.1 million offset by a $73.7 million pretax restructuring charge. The prior year results include a non-operating, pretax gain on the divestiture of the Office Products business of $134.4 million offset by a $16 million pretax restructuring charge and an $81 million pretax asset impairment charge. Excluding both the current year and prior year restructuring and the non-operating items, net earnings were 11% above the comparable 1997 period. This was primarily attributable to the increase in net sales volume and resin deflation, partially offset by lower price realization, higher selling, general, and administrative expenses which were impacted by acquisitions and increased consumer advertising spending.

Cost of sales as a percentage of net sales for three-month and nine-month periods ended October 2, 1998, was 71.6% and 71.4%, respectively, compared to 73.6% and 72.7% for the comparable 1997 periods. The decrease as a percentage of net sales was due primarily to productivity cost improvements across the business and a decline in the price of resin, offset by lower price realization.

Selling, general, and administrative expenses, as a percentage of net sales, was 19.3% and 18.3% for the three-month and nine-month periods ended October 2, 1998, respectively, compared with 17.8% and 17.2% for the comparable 1997 periods. The increase primarily reflects the addition of Curver Consumer Products (Curver), acquired during January 1998 (see the Notes to the Condensed Consolidated Financial Statements for further information), and its above average level of selling, general, and administrative costs. Additionally, the Company increased its overall spending on marketing and brand building programs.

Restructuring charges incurred during the third quarter of 1998 aggregated to a pretax charge of $21.8 million, $14.2 million after-tax, or $.09 per Common Share. Year-to-date, the pretax charges totaled $73.7 million, $47.9 million after-tax, or $.32 per Common Share. The restructuring plan, approved by the

Board of Directors in January 1998, seeks to achieve $200 million in savings by the end of the year 2000. The goal is to realize $30 million of savings in 1998, another $100 million in 1999 and the remainder by the end of 2000. The strategic focus of the restructuring is threefold: (1) Centralize the procurement function on a global basis so as to capture the scale advantages of the Company's size;
(2) Centralize the strategic management of operations so as to reduce divisional redundancy of assets and more quickly drive best practices on efficiencies, automation, and cost controls throughout the entire business; (3) Allow divisional management to fully focus on the consumer and customer areas of product development, marketing, customer service, business planning, and category management. The costs incurred in the third quarter primarily reflect the expenses associated with projects that commenced in the first quarter. The centralization of the procurement organization was completed near the end of the first quarter. In the area of strategic management of operations, no significant new North American projects began in the third quarter. Rather, the focus has been on completing those projects that were started in the first quarter as well as to further analyze the manufacturing and distribution strategies that will best accomplish the Company's vision. The review of the operations and distribution facilities in Europe has been completed and the initial project has been announced which is the closing of a facility in France. Further specific actions will commence in the fourth quarter of this year. Restructuring charges of $16 million incurred in the second quarter of 1997 related to the completion of the 1995 realignment program.

Other charges (credits), net, was $8.3 million for the three-month period ended October 2, 1998 versus $10.1 for the comparable period in 1997. For the nine-month period ended October 2, 1998, Other charges (credits), net, was $4.0 million versus a credit of $21.3 million for the comparable period of 1997. For the quarter, interest expense was $9.9 million, up from $8.0 million in 1997. Year-to-date, interest was $29.6 million versus $29.4 million for the first nine months of 1997. The slight increase in interest expense is due to the financing of the Curver and Century transactions coupled with an increase in working capital, partially offset by lower interest rates and the proceeds on the sale of the decorative coverings product line. Miscellaneous, net, for the quarter aggregated to a credit of $1.2 million versus $2.6 million of expense for the third quarter of 1997. The change in Miscellaneous, net, is primarily due to an increase in royalty income as well as insurance proceeds from the Commercial Play Systems fire that occurred at the Company's Farmington, Missouri facility. Year-to-date, Miscellaneous, net, totaled $23.7 million of income versus $49.7 million in 1997. The current year credit reflects a $24.1 million pretax gain on the sale of the decorative coverings product line. The 1997 amount includes a $134.4 million pretax gain on the divestiture of the Office Products business offset by a charge of $81 million relating to asset impairments.

The effective tax rate for the third quarter and the year-to date of 1998 was 35.0%, compared with 25.5% in the prior year third quarter and 41.2% for the 1997 year-to-date. The lower effective tax rate in the 1997 third quarter was the result of adjustments necessary to bring the nine-month effective tax rate on operating activities to 33%. The nine-month rate in 1997 reflects the tax effects of the non-operating activities in the second quarter of that year. The current year rate has increased from the overall 1997 effective tax rate on operations of 32.4%. In 1997, the Company was able to take advantage of global expansion initiatives that allowed it to enter into rate reducing strategies that continue, but to a lesser extent, in 1998.

Changes in Financial Condition
------------------------------

During the first nine months of 1998, cash and cash equivalents decreased by $78.5 million as cash used in investing activities, $274.4 million, exceeded cash provided by operations, $71.5 million, and from financing activities, $124.4 million. Cash used for investing activities was primarily the result of the Company's acquisitions of Curver and Century as well as investments in capital expenditures offset by the proceeds from the sale of the decorative coverings products line. Cash provided by operations was primarily the result of net earnings, excluding the gain on the sale of the decorative coverings product line, and non-cash charges relating to restructuring costs, and depreciation and amortization exceeding the increase in working capital. Cash provided by financing activities primarily consisted of increases in notes payable less cash dividends paid to shareholders.

Other Matters
-------------

Business Development

In January 1998, the Company's acquisition of Curver from DSM N.V., a Dutch chemical and materials company was completed. Curver, based in Goirle, The Netherlands, is Europe's largest producer of plastic consumer products, sold through retail channels. In June 1998, the Company acquired Century Products. Headquartered in Macedonia, Ohio, Century is a leading producer of infant products such as car seats and car seat strollers. Also during the second quarter, the sale of the decorative coverings product line to Decora Industries, Inc. was closed. For further information on these transactions, See the Notes to the Condensed Consolidated Financial Statements.

Year 2000

The Company has conducted a comprehensive review of its information systems to identify potential Year 2000 issues. A Year 2000 Corporate Oversight Committee
(COC) was formed to deal with both non-information technology (non-IT) and information technology (IT) issues. Its members represent all major functional areas within the Company. The COC has developed an initial Year 2000 concerns list, conducted strategic planning sessions, launched a Corporate Year 2000 Awareness program and corresponded with suppliers requesting Year 2000 certification. Communications with major customers are underway and further customer discussions are planned to continue to identify, test and remediate potential issues. The COC has appointed a facilitator within each business who is responsible for identifying potential impacts on both IT and non-IT systems at their specific business, prioritizing each risk, and developing and implementing remediation plans where necessary. The COC is currently focusing on identification of any significant non-IT system issues and remediation or contingency requirements associated with identified issues.

The Company has developed plans in each of the business units to correct and upgrade existing IT systems where potential failures could occur. In addition, certain business units have been transitioned to a new global information system, which is Year 2000 compliant, and other business units may be transitioned to the new system prior to the Year 2000. The Company presently believes that with modifications to existing software and the current focus on non-IT issues, the Year 2000 issue will not pose significant operational problems for the Company.

To date the funds which have been spent on specific Year 2000 issues have not been material to the Company and based upon issues which have been identified to date, future costs associated with the matter are not expected to have a material impact on the business. While the Company is confident that the Year 2000 issues are manageable and will be dealt with in a timely fashion, this conclusion is forward looking and involves uncertainty and risks. The ultimate result may be impacted by a variety of factors such as, but not limited to, remediation of existing IT systems, the failure to identify problems associated with non-IT systems which could materially impact the Company's ability to transact its business and problems associated with supplier or customer information systems which could have a similar impact.

Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), which is effective in 1999. FAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies under the standard for hedge accounting. The Company is currently assessing the effect of this standard, but does not anticipate a material impact on the results of operations.

Newell Merger

On October 21, 1998, the Company announced that it had entered into a definitive agreement and plan of merger pursuant to which Rubbermaid will become a wholly owned subsidiary of Newell Co. through a tax-free exchange of shares. The transaction will be accounted for as a pooling-of-interests. The combined company, to be called Newell Rubbermaid Inc., would have pro forma 1998 sales in excess of $6 billion.

The merger agreement, which has been approved unanimously by the boards of directors of both companies, calls for Rubbermaid shareholders to receive
0.7883 shares of Newell common stock for each share of Rubbermaid common stock they own. Newell will issue approximately 118 million shares of common stock to Rubbermaid shareholders and will assume approximately $500 million in net debt. Rubbermaid shareholders will own approximately 40 percent of the combined company. The transaction is subject to normal regulatory approvals and to the approval of Rubbermaid and Newell shareholders and is expected to close in January 1999.

                           PART II. OTHER INFORMATION


Item 6.  Exhibit and Reports on Form 8-K

         (a) Exhibit 27.  Financial Data schedule.

         (b) There were no reports on Form 8-K filed for the quarter ended October 2, 1998. On October 21, 1998 Registrant filed a Form 8-K reporting the execution of an Agreement and Plan of merger pursuant to which Registrant will become a wholly owned subsidiary of Newell Co.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       RUBBERMAID INCORPORATED

DATE:  November 4, 1998                (s)      James A. Morgan
                                       ----------------------------------
                                                James A. Morgan
                                             Senior Vice President,
                                          General Counsel and Secretary

DATE:  November 4, 1998                (s)    George C. Weigand
                                       -------------------------------
                                              George C. Weigand
                                          Senior Vice President and
                                           Chief Financial Officer