Form 10-Q/A
period 1998-10-02
RUBBERMAID INC
filed 1999-02-02
CIK 85627

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-Q/A



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

        The undersigned registrant hereby amends its Form 10-Q filed with the Securities and Exchange Commission on November 4, 1998, for the quarterly period ended October 2, 1998, pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, to add certain disclosures in Note 8 to the Consolidated Financial Statements and Management's Discussion and Analysis of Results of Operations and Financial Condition. This amendment replaces the registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 2, 1998 in its entirety.


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


     For the nine months ended October 2, 1998 the pretax restructuring charge is $73,740, or $47,931 after-tax, or $.32 per Common Share, which relates primarily to the closure of four facilities. Included in this line item on the condensed consolidated statement of earnings is approximately $32,197 for the write-down of property, plant and equipment and the excess of purchase price over net assets acquired. During this nine month period, management reached decisions to exit the activities in certain domestic and foreign operations, thus necessitating a reevaluation of the cash flows related to these operations. It was determined that the future cash flows on an undiscounted basis (before taxes and interest) were not sufficient to recover the carrying value of the long-lived assets effected by these decisions. Management determined the fair value of these assets using discounted cash flows. Restructuring costs also included severance benefits relating to the elimination of approximately 600 positions, expenditures incurred for the review of consolidated operations and distribution facilities in North America and Europe and other restructuring activities. At October 2, 1998, $8,992 remains in accrued liabilities for employee severance costs and other costs that have been incurred, but not paid.


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


Restructuring charges incurred during the third quarter of 1998 aggregated to a pretax charge of $21.8 million, $14.2 million after-tax, or $.09 per Common Share. Year-to-date, the pretax charges totaled $73.7 million, $47.9 million after-tax, or $.32 per Common Share. Approximately $41.5 million of the $73.7 million of charges have been or will be settled in cash.

The restructuring plan, approved by the

Board of Directors in January 1998, seeks to achieve $200 million in savings by the end of the year 2000. The goal is to realize $30 million of savings in 1998, another $100 million in 1999 and the remainder by the end of 2000. The strategic focus of the restructuring is threefold: (1) Centralize the procurement function on a global basis so as to capture the scale advantages of the Company's size; (2) Centralize the strategic management of operations so as to reduce divisional redundancy of assets and more quickly drive best practices on efficiencies, automation, and cost controls throughout the entire business;
(3) Allow divisional management to fully focus on the consumer and customer areas of product development, marketing, customer service, business planning, and category management. The costs incurred in the third quarter primarily reflect the expenses associated with projects that commenced in the first quarter. The centralization of the procurement organization was completed near the end of the first quarter. Purchasing decisions previously spread among the respective operating divisions were combined into one central buying organization. With a common buying organization, the Company is better able to take advantage of higher volume purchases. In addition, associates more expert in understanding marketplace factors that impact purchase decisions and capable of more skillful negotiation in pricing common raw materials, packaging, component parts and other services and materials were added to the organization. Centralized procurement is expected to provide approximately $80 million of the anticipated $200 million restructuring savings goal. In the area of strategic management of operations, no significant new North American projects began in the third quarter. Rather, the focus was on completing those projects that were started in the first quarter: the closure of a plastics houseware's molding and warehouse operation in the State of New York; the closure of a commercial play systems warehouse and manufacturing facility in Australia; and the closure of a small cleaning products manufacturing operation in North Carolina. The Company consolidated those operations into other existing company facilities, lowering its overhead and freight expense. In addition, the Company eliminated its Asia Pacific regional headquarters with a resulting reduction in administrative staff and exited a joint venture relationship in Japan. The Company also completed the review and analysis of its North American manufacturing and distribution strategies to improve its capability of offering consistent, complete and on-time delivery of customer orders on a just-in-time response basis. The review of the operations and distribution facilities in Europe has been completed and the initial project has been announced which is the closing of a facility in France. Previously completed as well as remaining projects related to the restructuring of facilities, processes and equipment should result in approximately $120 million of the anticipated $200 million restructuring savings goal. If the 1998 restructuring program goes forward as currently envisioned, the Company will incur further charges which could approximate $125 million, related primarily to plant closures and reconfiguration of existing facilities. Based on the current plans, which are still being finalized, the majority of the future charges will be settled in cash. The Company anticipates charges continuing through the completion of the 1998 program. The Company believes the program will be substantially complete by the end of 2000. However, residual efforts may extend to 2001. Restructuring charges of $16 million incurred in the second quarter of 1997 related to the completion of the 1995 realignment program.


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

                                       RUBBERMAID INCORPORATED

DATE:  February 2, 1999                (s)      James A. Morgan
                                       ----------------------------------
                                                James A. Morgan
                                             Senior Vice President,
                                          General Counsel and Secretary

DATE:  February 2, 1999                (s)    George C. Weigand
                                       -------------------------------
                                              George C. Weigand
                                          Senior Vice President and
                                           Chief Financial Officer